Form 10-Q
SHOREWOOD PACKAGING CORP
filed 1995-03-14
CIK 800266

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED  JANUARY 28, 1995             COMMISSION FILE NUMBER   0-15077


                       SHOREWOOD PACKAGING CORPORATION
             (Exact name of registrant as specified in its Charter)


                 DELAWARE                              11-2742734
       (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or organization)             Identification No.)


                  55 ENGINEERS LANE, FARMINGDALE, NEW YORK  11735
                        (Address of principal executive offices)


                                  (516)  694-2900
                  (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       Yes   X       No
                                                            ---         ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

March 10, 1995                                                    19,354,437
--------------                                                 ----------------
(Date)                                                         Number of Shares

                        SHOREWOOD PACKAGING CORPORATION

                                AND SUBSIDIARIES

         INDEX                                                              PAGE

PART I:  FINANCIAL INFORMATION

CONSOLIDATED CONDENSED BALANCE SHEETS -
         JANUARY 28, 1995 (UNAUDITED) AND
         APRIL 30, 1994 (AUDITED)                                              3


CONSOLIDATED STATEMENTS OF EARNINGS -
         13 AND 39 WEEKS ENDED JANUARY 28, 1995
         (UNAUDITED) AND 13 AND 39 WEEKS ENDED
         JANUARY 29, 1994 (UNAUDITED)                                     4 -  5

CONSOLIDATED STATEMENTS OF CASH FLOWS -
         39 WEEKS ENDED JANUARY 28, 1995 (UNAUDITED)
         AND JANUARY 29, 1994 (UNAUDITED)                                      6


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -                              7 -  8


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF
 OPERATIONS -                                                             9 - 11


PART II:  OTHER INFORMATION                                                   12

                        SHOREWOOD PACKAGING CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                 JANUARY 28,                 APRIL 30,
ASSETS                                                           1995                        1994
                                                                 ------------                ------------
                                                                 (Unaudited)                 (Audited)
CURRENT ASSETS:
        Cash and cash equivalents                                 $     2,093                $      2,735
        Accounts receivable, net                                       40,007                      38,937
        Inventories                                                    41,036                      31,790
        Deferred tax assets                                             2,079                       2,079
        Prepaid expenses and other
         current assets                                                 2,452                       2,699
                                                                  -----------                ------------
        TOTAL CURRENT ASSETS                                      $    87,667                $     78,240

PROPERTY, PLANT AND EQUIPMENT, net                                    124,790                     135,376

OTHER ASSETS (including goodwill)                                      18,435                       6,734
                                                                  -----------                ------------
                                                                  $   230,892                $    220,350
                                                                  ===========                ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

        Accounts payable and accrued expenses                     $    36,180                $     34,318
        Income taxes payable                                              152                       2,095
        Current maturities of long-term debt                           18,778                      10,419
                                                                  -----------                ------------
        TOTAL CURRENT LIABILITIES                                 $    55,110                $     46,832

LONG-TERM DEBT                                                        101,912                     120,493
CONVERTIBLE SUBORDINATED DEBENTURE                                         --                      17,500
DEFERRED INCOME TAXES                                                  10,565                       8,414
DEFERRED CREDIT                                                         1,065                          --
                                                                  -----------                ------------

                                                                  $   168,652                $    193,239
                                                                  -----------                ------------
COMMITMENTS AND CONTINGENCIES

FAIR VALUE OF WARRANT, net of deferred
 fair value of warrants ($1,357)                                           --                          --

STOCKHOLDERS' EQUITY
        Preferred stock                                                    --                          --
        Common stock, 21,755,937 issued and
          19,422,937 outstanding in 1995 and
          20,163,923 issued and 17,845,923
          outstanding in 1994                                             216                         202
        Additional paid in capital                                     38,308                      20,244
        Retained earnings                                              47,505                      29,566
        Cumulative translation                                         (2,773)                     (2,013)
        Less: Treasury Stock (2,333,000 and
          2,318,000 shares at cost,
          respectively)                                               (21,016)                    (20,888)
                                                                  -----------                ------------

                                                                       62,240                      27,111
                                                                  -----------                ------------

                                                                  $   230,892                $    220,350
                                                                  ===========                ============

                        SHOREWOOD PACKAGING CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                          39 WEEKS                 39 WEEKS
                                                                          ENDED                    ENDED
                                                                          JANUARY 28,              JANUARY 29,
                                                                          1995                     1994
                                                                          -----------              -----------
NET SALES                                                                 $   267,477              $   138,876
                                                                          -----------              -----------

COSTS AND EXPENSES:

        Cost of sales                                                         205,982                  107,904
        Selling, general and administrative                                    26,722(a)                16,022
        Restructuring charge                                                       --                    3,400
                                                                          -----------              -----------

                                                                              232,704                  127,326

EARNINGS FROM OPERATIONS                                                       34,773                   11,550
                                                                          -----------              -----------
OTHER INCOME/(EXPENSE),net                                                        549                    1,059

INTEREST EXPENSE                                                               (6,771)                  (4,198)
                                                                          -----------              -----------
EARNINGS BEFORE PROVISION FOR INCOME
  TAXES AND EXTRAORDINARY ITEM                                                 28,551                    8,411

PROVISION FOR INCOME TAXES                                                     10,792                    3,391
                                                                          -----------              -----------
EARNINGS BEFORE EXTRAORDINARY ITEM                                             17,759                    5,020

EXTRAORDINARY ITEM                                                                 --                   (3,098)
                                                                          -----------              -----------
NET EARNINGS                                                              $    17,759              $     1,922
                                                                          ===========              ===========


SHARE DATA:

EARNINGS BEFORE EXTRAORDINARY ITEM                                        $       .93              $       .28

EXTRAORDINARY ITEM                                                                --                     (0.17)
                                                                          -----------              -----------
NET EARNINGS                                                              $       .93              $       .11
                                                                          ===========              ===========
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                                                19,120                   17,995
                                                                          ===========              ===========

(a) Includes $787 gain on lawsuit settlement and $770 charge for early termination of lease.

                        SHOREWOOD PACKAGING CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)




                                                     13 WEEKS                13 WEEKS
                                                     ENDED                   ENDED
                                                     JANUARY 28,             JANUARY 29,
                                                     1995                    1994
                                                     -----------             -----------
NET SALES                                            $    85,654             $    52,427
                                                     -----------             -----------

COSTS AND EXPENSES:

       Cost of sales                                      66,122                  42,388
       Selling, general and administrative                 9,168(a)                6,117
       Restructuring charge                                   --                   3,400
                                                     -----------             -----------

                                                          75,290                  51,905
                                                     -----------             -----------

EARNINGS FROM OPERATIONS                                  10,364                     522
                                                     -----------             -----------

OTHER INCOME, net                                            455                     715

INTEREST EXPENSE                                          (2,005)                 (1,579)
                                                     -----------             -----------

EARNINGS (LOSS) BEFORE PROVISION FOR
 INCOME TAXES AND EXTRAORDINARY ITEM                       8,814                    (342)

PROVISION (BENEFIT) FOR INCOME TAXES                       3,292                    (131)
                                                     -----------             -----------


EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM                  5,522                    (211)

EXTRAORDINARY ITEM                                            --                  (3,098)
                                                     -----------             -----------

NET EARNINGS (LOSS)                                  $     5,522             $    (3,309)
                                                     ============            ===========

SHARE DATA:
-----------

EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM            $       .28             $      (.01)

EXTRAORDINARY ITEM                                            --                    (.17)
                                                     -----------             -----------

NET EARNINGS (LOSS)                                  $       .28             $      (.18)
                                                     ===========             ===========
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                           20,011                  18,009
                                                     ===========             ===========

(a) Includes $787 gain on lawsuit settlement and $770 charge for early termination of lease.

                        SHOREWOOD PACKAGING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                       39 WEEKS                39 WEEKS
                                                                       ENDED                   ENDED
                                                                       JANUARY 28,             JANUARY 29,
                                                                       1995                    1994
                                                                       -----------             -----------
Cash Flows Provided from Operating Activities:

    Net earnings                                                       $   17,759              $     1,922
    Adjustments to reconcile net earnings
      to net cash flows provided from operations
        Depreciation and amortization                                      10,441                    6,766
        Deferred income taxes                                               2,219                      347
        Other non-cash items                                                 (217)                     459
        Changes in operating assets and liabilities:
             Accounts receivable                                           (1,555)                   2,042
             Inventories                                                   (9,549)                     965
             Prepaid and other current assets                                (565)                  (4,495)
             Other assets                                                    (171)                  (2,509)
             Accounts payable and accrued expenses                         (1,292)                     888
             Income taxes payable                                            (984)                  (2,919)
                                                                       ----------              -----------

Net cash flows provided from operating activities                      $   16,086              $     3,466
                                                                       ----------              -----------

Cash Flows Used by Investing Activities:

    Business acquisitions                                                      --                 (102,996)
    Capital expenditures, net                                              (9,059)                  (7,867)
    Other                                                                      --                       --

                                                                       ----------              -----------

Net cash flows used by investing activities:                               (9,059)                (110,863)
                                                                       ----------              -----------

Cash Flows Used by Financing Activities:

    Net increase (decrease) in revolver borrowings                         (2,905)                  (3,024)
    Repayment of long-term debt                                            (6,950)                 (35,000)
    Additions to long-term debt                                                --                  144,000
    Purchase of treasury stock                                               (128)                  (4,181)
    Issuance of common stock                                                  791                      379
    Proceeds from assignment of interest rate swap                          1,283                       --
    Other                                                                     156                       --

                                                                       ----------              -----------

Net cash flows used by financing activities                                (7,753)                 102,174
                                                                       ----------              -----------

Effect of exchange rate changes on cash and
 cash equivalents                                                              84                       31
                                                                       ----------              -----------

Decrease in cash and cash equivalents                                        (642)                  (5,192)
Cash and cash equivalents at beginning of year                              2,735                   12,474
                                                                       ----------              -----------

Cash and cash equivalents at end of period                             $    2,093              $     7,282
                                                                       ==========              ===========

                        SHOREWOOD PACKAGING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)




1.  BASIS OF PRESENTATION

    In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and the changes in cash flows at January 28, 1995 and for all periods presented.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's April 30, 1994 Annual Report to Stockholders on Form 10-K as filed with the Securities and Exchange Commission ("1994 Form 10-K").

    The results of operations for the 13 and 39 week periods ended January 28, 1995 and January 29, 1994, respectively, are not necessarily indicative of the results for the full year.


2.  INCOME TAXES

    The effective income tax rate is based on estimates of annual amounts of taxable income and other factors. These estimates are updated periodically and any increase or decrease in the provision for income taxes is reflected in the period in which the estimate is changed.


3.  INVENTORIES

    Inventories consist of the following:

                                                             January 28, 1995            April 30, 1994
                                                             ----------------            --------------
       Raw material and supplies                              $      19,111              $       11,714
       Work in progress                                               8,980                       7,091
       Finished goods                                                12,945                      12,985
                                                              -------------              --------------
                                                              $      41,036              $       31,790
                                                              =============              ==============

4.     CONVERSION OF DEBENTURES INTO COMMON STOCK

       On September 30, 1994, the holders of the Company's 9.5% Convertible Subordinated Debentures (the "Debentures") totalling $17.5 million converted such Debentures at $13.00 per share into approximately 1.35 million shares of common stock. Annual interest expense related to these Debentures was approximately $1.66 million.

                        SHOREWOOD PACKAGING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)




5.     RELATED PARTY TRANSACTIONS

       CIGNA Corporation and its affiliates ("CIGNA"), was the holder of $15.0 million of the Company's Debentures, which upon conversion represented
       1.15 million shares of common stock. Accordingly, CIGNA has been considered a beneficial owner of more than 5% of the outstanding stock of the Company for all of the periods presented. Amounts paid to CIGNA for interest and insurance costs for the 13 and 39 week periods ended January 28, 1995 were none and $632, respectively, as compared to $741 and $2,570, respectively, for the prior comparable periods.

       In addition, in connection with the financing of the acquisition of the Premium Group in January, 1994, the Company prepaid $16.9 million of Senior Notes due to CIGNA, and incurred a pre-tax prepayment penalty to CIGNA of $2.3 million. This penalty is included in the financial statements as a part of the total extraordinary item of approximately $3.1 million (after income tax benefit of $1.9 million) included in the prior year financial statements.

6.     SETTLEMENT OF LAWSUIT

       In November, 1994, the Company announced that it had accepted a cash settlement offer of $1.5 million related to a lawsuit, commenced in January, 1990 against a general contractor with respect to damages arising out of the construction work performed at the Company's facility in LaGrange, Georgia. In addition, the contractor's counterclaim for approximately $0.3 million, representing the final payment due from the Company, was dismissed as part of the settlement. Included in the current year fiscal periods is a $787 gain on this lawsuit settlement which is classified in selling and administrative expenses.

7.     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                             39 WEEKS                    39 WEEKS
                                                             ENDED                       ENDED
                                                             JANUARY 28,                 JANUARY 29,
                                                             1995                        1994
                                                             -----------                 -----------
       Interest paid,
         net of capitalized amounts                          $    6,942                  $     5,840
       Income taxes paid                                     $    9,860                  $     4,044

       In September, 1994, 100% of the Company's Convertible Subordinated Notes totalling $17.5 million were converted at $13.00 per share into approximately 1.35 million shares of common stock.

       The Company has completed its determination of the allocation of the purchase price with respect to the acquisitions of the Premium Group and Heminway. The result was to increase other assets by $12,460, increase accrued expenses by $3,350 and reduce property, plant and equipment by $9,110.

                        SHOREWOOD PACKAGING CORPORATION

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

OVERVIEW

Effective January 1, 1994, the Company acquired certain operating assets of the Premium Packaging Group of Cascade Paperboard International, Inc. (the "Premium Group"), and on January 17, 1994, the Company purchased the operating assets of Heminway Packaging Corporation ("Heminway") (collectively "the Acquired Companies"). The Premium Group manufactures and provides folding cartons to the tobacco, cosmetics and toiletries and general consumer industries while Heminway manufactures and provides rigid set-up boxes principally to the cosmetics industry. These acquisitions were recorded using the purchase method of accounting. Accordingly, the operating results related to the Acquired Companies were included in the Company's results of operations for the periods subsequent to each respective acquisition date.

RESULTS OF OPERATIONS

Net sales for the 13 and 39 week periods ended January 28, 1995 were $85.7 million and $267.5 million, increases of 63.4% and 92.6%, respectively, as compared to net sales of $52.4 million and $138.9 million for the corresponding prior periods. Included in the current 13 and 39 week fiscal periods are sales of approximately $42.3 million and $128.7 million, respectively, produced by facilities of the Acquired Companies as compared with sales of approximately $11.0 million for the prior year fiscal periods.

Cost of sales as a percentage of sales for the quarter ended January 28, 1995 was 77.2%, consistent with other fiscal quarters during the current fiscal year, while for the year-to-date period, the cost of sales percentage was 77.0%. Cost of sales as a percentage of sales for the corresponding prior year periods were 80.9% and 77.7%, respectively. The prior year results include the impact associated with the fair valuation of the assets acquired through the purchase of the Acquired Companies. Specifically, the results for the prior fiscal periods included approximately $0.8 million of non-recurring expense related to the fair value of inventories at the acquisition date. Cost of sales as a percentage of sales excluding this expense would have been 79.3% and 77.1% for the 13 and 39 week periods ended January 29, 1994.

Selling, general and administrative expenses for the current fiscal periods increased as compared with the prior year fiscal periods primarily due to the inclusion of the applicable expenses related to the Acquired Companies. These costs represented 10.7% and 10.0% of net sales, respectively, for the current 13 and 39 week periods as compared with 11.7% and 11.5% for the comparable fiscal periods a year ago.

The prior year operating results include, in connection with the closing of the Farmingdale, New York facility and the restructuring of the Company's operations relating thereto, a restructuring charge before provision for income taxes amounting to $3.4 million. Included in this charge were amounts provided for the termination of leases, disposal of equipment, severance payments and other related restructuring items. The impact on net earnings related to the restructuring charge was a loss of approximately $2.1 million or ($.12) per share.

Interest expense during the current fiscal periods increased compared with a year ago primarily as a result of the additional borrowings required to finance the purchase of the Acquired Companies. On September 30, 1994, the holders of the Company's Debentures totalling $17.5 million converted such Debentures into approximately 1.35 million shares of common stock. Annual interest expense related to these Debentures was approximately $1.66 million.

The effective income tax rates were 37.3% and 37.8% for the current fiscal periods as compared to 38.3% and 40.3%, respectively, for the 13 and 39 week periods ended January 29, 1994. The prior year 39 week period included an additional tax expense of approximately $0.2 million related to tax changes enacted into law under the Omnibus Budget Reconciliation Act of 1993. The effective income tax rate for the year ended April 30, 1994 was 40.6%. These rates reflect a blend of domestic and foreign taxes.

Reflected in the prior year fiscal periods, in connection with the purchase of the Acquired Companies, the Company prepaid $31.9 million of Senior Notes and incurred prepayment penalties of approximately $4.5 million. In addition, unamortized deferred debt costs of $0.5 million related to the prepaid Notes were written off. The total expenses of $5.0 million related to the early extinguishment of debt (after related tax benefit of $1.9 million) have been classified as an extraordinary item.

IMPACT OF INFLATION

The Company from time to time experiences increases in the costs of materials and labor, as well as in other manufacturing and operating expenses. The Company's ability, consistent with that of its competitors, to pass on such increased costs through increased prices has been affected differently at various times.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at January 28, 1995 totaled approximately $2.1 million and working capital at this date was $32.6 million as compared to $31.4 million at the end of fiscal 1994. The current ratio was 1.6 to 1 at January 28, 1995 compared to 1.7 to 1 at the end of fiscal 1994, while the quick ratio was 0.8 to 1 compared with 0.9 at the end of fiscal year 1994.

Net capital expenditures, primarily for manufacturing equipment, for the 26 week period ended January 28, 1995 were approximately $9.1 million which included costs associated with the completion of previously approved projects from fiscal 1994. The Senior Term Note and long-term revolver agreements, as amended, limit capital expenditures by the Company to $15.0 million during fiscal 1995. The Company's long-term debt to stockholders' equity ratio at January 28, 1995 was
1.6 to 1.

At January 28, 1995, the Company had machinery and equipment with a net carrying value of approximately $1.8 million which is not currently in use.

The purchase agreements relating to the acquisition of the Acquired Companies indemnify the Company from all costs and expenses relating to environmental matters which existed at the acquired facilities on or prior to the respective closing dates. Accordingly, the Company has not accrued any liability relating to any environmental matter with respect to the Acquired Companies.

The Company has a $50 million five-year revolving credit facility for its working capital requirements. However, borrowings under this facility are limited to the sum of 80% of accounts receivable and 50% of inventories. At January 28, 1995, the Company had borrowings under this facility of $9 million.

At January 28, 1995, the Company had outstanding intermediate term interest rate swap agreements relating to approximately $33 million of its Senior Term Notes. Under the agreement, the Company pays a fixed rate of 6.45% and receives a floating rate based on LIBOR, as determined in one-month intervals. The transaction effectively changes a portion of the Company's interest rate exposure from a floating-rate to a fixed-rate basis. In addition, the Company has an intermediate term interest rate cap agreement relating to approximately $17 million of its Senior Term Notes. This agreement caps the floating rate percentage, based upon one-month LIBOR, at 8.5%.

The Company's loan agreement has covenants covering, among other things, minimum levels of net worth and cash flow. In addition, the Company's loan agreement restricts the amount of retained earnings available for payment of dividends (other than in the Company's own stock) and purchase and redemption of its own stock. At January 28, 1995, retained earnings free from restrictions under the loan agreement was approximately $1.2 million.

The Company expects that cash flow from operations together with the borrowing capacity under the revolving credit facility will be sufficient to meet the needs of the business in the foreseeable future.

                        SHOREWOOD PACKAGING CORPORATION

                                AND SUBSIDIARIES

PART II                       OTHER INFORMATION
-------                       -----------------
ITEM 1 -                      LEGAL PROCEEDINGS

                              Reference is made to Item 3 of the Company's Form
                              10-K/A for the fiscal year ended April 30, 1994 for a description of litigation in which the Company is a party.

ITEM 2 -                      CHANGES IN SECURITIES

                              None

ITEM 3 -                      DEFAULTS UPON SENIOR SECURITIES

                              None

ITEM 4 -                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                              None

ITEM 5 -                      OTHER INFORMATION

                              None

ITEM 6 -                      EXHIBITS AND REPORTS ON FORM 8-K

                              None

                                   SIGNATURES

Pursuant to the regulations of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 SHOREWOOD PACKAGING CORPORATION
                                                 (Registrant)



                                                 By:
                                                  /s/ Howard M. Liebman
                                                 -------------------------------
                                                 Howard M. Liebman
                                                 Executive Vice President and
                                                 Chief Financial Officer

DATED:     March 14, 1994

                                EXHIBIT INDEX
                                -------------


Exhibit
  No.                Description
-------              -----------

  27                 Financial Data Schedule