Form 10-K/A
period 1994-04-30
SHOREWOOD PACKAGING CORP
filed 1995-04-20
CIK 800266

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------

                                   FORM 10-K/A

(MARK ONE)

      /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED APRIL 30, 1994

                                       OR

      / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         COMMISSION FILE NUMBER 0-15077

                         SHOREWOOD PACKAGING CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                       11-2742734
  (State or other jurisdiction                           (IRS employer
of incorporation or organization)                      identification No.)

                    55 ENGINEERS LANE, FARMINGDALE, NEW YORK
                    (Address of principal executive offices)

                                      11735
                                   (Zip Code)

                                 (516) 694-2900
               Registrant's telephone number, including area code

                                 -------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

   TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
   -------------------              -----------------------------------------

          None                                     Not Applicable

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, $.01 par value
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes /x/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         As of July 18, 1994, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $157,054,000. (This figure was computed on the basis of the average of the high and low selling prices for the Registrant's common stock on July 18, 1994). Non-affiliates include all shareholders of Registrant other than officers, directors and 5% shareholders. As of July 18, 1994 there were 18,023,365 shares of the Registrant's common stock, $.01 par value per share, issued and outstanding.

The Exhibit Index is Located on Page 67.                         Total Pages: 84

================================================================================

                                     PART I

ITEM 1.  BUSINESS

         Introduction

         Shorewood Packaging Corporation ("Shorewood" or the "Company") prints and manufactures high quality paperboard packaging for the cosmetics, home video, music, software, tobacco and toiletries and general consumer markets in the United States and Canada. Effective January 1, 1994, the Company, through wholly-owned subsidiaries, acquired certain assets which comprised the "Somerville Premium Packaging Business" of Cascades Paperboard International, Inc. (the "Premium Group"). The Premium Group converts virgin boxboard into high value-added folding cartons primarily for the tobacco and cosmetic industries. It is an industry leader for flip-top cigarette packaging both in Canada and the United States. Additionally, on January 17, 1994, the Company, through a wholly-owned subsidiary, acquired certain assets from Heminway Packaging Corporation ("Heminway") which comprised substantially all of the assets used in its rigid set-up box and thermoforming business (the "Heminway Business"). (The Premium Group and the Heminway Business are referred to together as the "Acquired Companies"). See "Acquisitions." The Company expects that its future sales growth will be derived from the continued penetration of its existing markets and from the exploitation of new, emerging markets, such as the expanding market for CD-Rom packaging.

         Shorewood has developed and currently utilizes a printing and manufacturing web system which it refers to as the "JOSH System." The Company believes that the JOSH system gives designers of packaging the flexibility to translate certain graphic concepts into high quality, cost-efficient and precisely manufactured packaging.

         Business Strategy

         Shorewood's strategic objectives are (i) the maintenance of its position as a leading paperboard packager to the tobacco industry and the home entertainment market, which includes the music and video industries; (ii) the further expansion of the Company's markets in the cosmetics and toiletries, software, food, consumer electronics, film and hosiery industries; and (iii) to identify other areas in the general consumer packaging industry that can most benefit from the Company's ability to produce graphically enhanced high quality packaging.

         To achieve these objectives, the Company intends to continue expanding its printing, packaging and graphic arts capabilities, including the development and application of advanced manufacturing technologies. See "Production."

         Packaging Products

         The Company produces high quality specialized packaging, principally folding cartons and set up boxes, for its customers in the United States and Canada that require sophisticated precision graphic packaging for their products, including customers in the home entertainment industry, the tobacco industry, the software industry, the personal care, cosmetic and toiletries industries and in such general consumer industries as the food, film, hosiery, consumer electronics, and pharmaceutical industries. (See Note 14 of Notes to Consolidated Financial Statements).

         As a result of its acquisition of the Premium Group, the Company has become a principal supplier of printed packaging products for the tobacco industry. For its tobacco industry customers, the Company produces the hard flip-top cigarette packages as well as the traditional slide and shell packages. These products are used to package many of the leading tobacco brands. The Company believes that through its acquisition of the Premium Group it has become the primary carton supplier to the Canadian tobacco industry and a leading manufacturer of paperboard packaging for the tobacco industry in the United States.

         For its home entertainment industry customers, the Company manufactures compact disc packaging (including folders, booklets and liners), prerecorded cassette packaging (including folders and sleeves), and other printed material for the music industry and paperboard packaging for all video cassette formats (including VHS and 8 millimeter). The Company's music industry customers include most of the major music production and distribution companies in the United States. The Company has long-standing relationships with many of these companies and in certain cases also has agreements, typically for three to five years, to supply their packaging products.

         In March 1993, the manufacturers of prerecorded music discontinued the use of the long-box as a packaging medium for compact discs. During fiscal 1993, the Company realized revenues of approximately $20.0 million from the sales of the long-box. Revenues derived from the long-box were negligible during fiscal 1994. This revenue loss was mitigated as the Company's revenues increased in fiscal year 1994, primarily as a result of its acquisition of the Acquired Companies. Additionally, the Company continues its efforts to market to music industry manufacturers and other users of compact discs different forms of compact disc packaging.

         The Company is a supplier of paperboard packaging for the cosmetics and toiletries industry and also produces a wide range of consumer packaging products. Additionally, as a result of the Company's acquisition of the Heminway Business, the Company manufactures and provides rigid set-up boxes principally to the cosmetics industry. An emerging new market for the Company's products is the software industry. In particular, the Company expects to derive future sales growth through the continued expansion of its role as a supplier of paperboard packaging for CD-Rom products.

         The Company has supplied a significant portion of the music packaging products required by Sony Music Entertainment, Inc., a wholly-owned subsidiary of Sony Corporation ("Sony") and, from time to time, has entered into supply agreements with Sony. Sony and its affiliates (including its Canadian operations) accounted for approximately 18% and 25% of the Company's net sales for fiscal 1993 and 1992, respectively. The Company cannot predict the packaging product requirements of Sony in the future. Neither Sony nor any other customer of the Company accounted for more than 10% of the Company's consolidated revenues during fiscal 1994.

         Production

         The Company generally produces packaging from specifications, art work or film supplied by its customers. However, the Company from time to time designs and develops new packaging concepts and structures when required by its customers.

         The Company's manufacturing facilities are equipped with Josh Systems and multi-color sheet fed printing presses as well as other equipment necessary to produce packaging including platemaking equipment, leaf stamping machines, diecutters/embossers, folders and gluers. Further, the Company has machine shops which enable it to service and maintain substantially all of its machinery and equipment. The Company also maintains a full-time design and engineering staff.

         The Company's productive capacity has substantially increased as a result of capital expenditures for machinery and equipment and the acquisition of new facilities, including the acquisition of the Acquired Companies. At April 30, 1994, the Company estimates that its current combined productive capacity (exclusive of idle assets) based on its current product mix approximates $380-400 million per year in revenues based upon three work shifts per day, five days a week, at 80% of total equipment capacities. The Company's policy is to continue to enhance its technological capacities to meet competitive challenges, although there can be no assurance that it will be able to do so.

         Marketing and Sales

         The Company's sales result primarily from direct solicitation by the Company's executive officers and 56 salespeople, 36 of whom are in the United States and 20 of whom are in Canada.

         The Company's marketing and sales efforts emphasize the Company's ability to print high quality specialized packaging in a timely manner by utilizing the Company's state-of-the-art manufacturing systems. The Company and its design and packaging development staff are frequently consulted by consumer product companies for assistance in developing new and alternative packaging concepts. Shorewood has also assisted its customers in the development and acquisition of automated packaging equipment which can use the Company's new packaging products. The Company's ability to meet the rapid delivery requirements of its customers has enhanced its competitive position with consumer product companies.

         In addition to sales activities conducted from its manufacturing plants, the Company has sales offices in New York, New York; Los Angeles and San Mateo, California; Chicago, Illinois; Charlotte, North Carolina and Montreal, Canada.

         Part of the Company's business is seasonal. Sales generally increase in the five months preceding the Christmas holiday season because many of the products for which it supplies packaging - cosmetics, home video, music, toiletries and toys - have higher holiday sales. However, in the past several years, as the Company's range of products for which it supplies packaging has expanded, through acquisitions, the development of new markets and otherwise, the seasonality factor of the Company's business has diminished.

         Customers are billed upon completion of a shipment. For customers in the music and home video industry, and the tobacco industry, jobs are generally completed and shipped to customers shortly after an order is received. For general consumer customers, jobs are usually completed and shipped within six to eight weeks. As of April 30, 1994, the Company had approximately $45.9 million in backlog orders, all of which will be filled within the 1995 fiscal year. As of May 1, 1993, the Company had approximately $17.8 million in backlog orders, all of which were filled within the 1994 fiscal year.

         Competition

         The principal elements of competition in the paperboard packaging industry are quality, service and price. The Company believes that it competes effectively in each of these categories. The Company competes generally with different companies in its different industry areas, some of which are subsidiaries or divisions of companies with much greater financial resources than those of the Company.

         While the Company believes its present competitive position is strong, there can be no assurance that this will not change. Other packaging companies may develop technologies which equal or improve upon those of the Company or may have strong relationships with potential customers which could inhibit the expansion of the Company's business. Furthermore, because the Company supplies packaging to consumer industries, it is also subject to the competitive forces affecting its customers.

         Employees

         At April 30, 1994, the Company employed approximately 2,200 full-time employees, of which approximately 1,300 individuals were located in the United States and approximately 900 individuals were located in Canada.

         Approximately 22% of the Company's employees are represented by unions covering manufacturing personnel in Andalusia, Alabama; Waterbury, Connecticut; Pittsford, New York; Smiths Falls and Toronto, Canada (Toronto Carton facility only). Collective bargaining contracts are negotiated on an individual plant or union local basis. The Company's collective bargaining agreements expire at various times from 1994 to 1995. The Company considers its labor relations to be satisfactory and it has not experienced any significant work stoppages in its operating history.

         Materials

         Although the Company buys a number of different materials, such as paperboard, paper, ink, coatings, film and plates, only the costs associated with the purchase of paperboard and paper are significant. The Company purchases paperboard and paper from various mills and suppliers and many alternate sources are available. While the Company does not anticipate any significant difficulty in obtaining supplies of paperboard, paper or other materials in the future, there can be no assurance that, as the Company's business continues to expand, it will not encounter difficulty in obtaining its increasing material requirements.

         Acquisitions

         Effective January 1, 1994, the Company, through wholly-owned subsidiaries, acquired certain of the United States and Canadian assets of Cascade Paperboard International Inc. which comprised the "Somerville Premium Packaging Business" (the "Premium Group") for a cash payment of approximately $96.9 million and the assumption of approximately $9.9 million of liabilities. In addition, the Company is contingently liable for the payment of $5 million if certain combined earnings levels during the four year period following the consummation of the transaction are achieved. The Company has issued a warrant to the seller to purchase 35,000 shares of the Company's common stock which is exercisable at $13.50 per share, subject to the same contingency. At the time of the closing of the transaction, the Company prepaid a total of $31.9 million of senior notes. The transaction and prepayment of the Company's senior notes were paid for from the proceeds of senior credit facilities provided to the Company and its subsidiaries by a syndicate of lenders.

         The Premium Group is a leading supplier of high value-added folding cartons primarily for the tobacco and cosmetic industries in the United States and Canada. The Premium Group manufactures a wide variety of high quality gravure and lithographed printed packaging products, including hard flip-top cigarette packages as well as the traditional slide and shell packages. Those products are used to package many of the leading tobacco brands in the United States and Canada. The Premium Group also produces a wide range of consumer packaging products, including packaging for perfumes, confectionery and a large variety of health and beauty products.

         The acquisition of the Premium Group added to the Company's manufacturing facilities two plants in Canada, located in Brockville and Smiths Falls, Ontario, and three plants in the United States, located in Danville, Virginia, Williamsburg, Virginia and Pittsford, New York. The Canadian plants exclusively provide gravure manufacturing capacity and are highly focused on the domestic and international tobacco markets. The U.S. plants provide a wider variety of products, including the flip-top cigarette package as well as a range of folding cartons for the cosmetic and health and beauty aid sectors.

         On January 17, 1994, the Company, through a wholly-owned subsidiary, acquired the Heminway Business for a cash purchase price of $3.7 million. This transaction was financed with funds from the Company's revolving credit facility. The operating assets acquired by the Company include substantially all of the assets used by Heminway in the manufacture and production of rigid set-up boxes primarily for the cosmetics industry, including packaging for perfumes and beauty products.

         Tobacco Industry

         As a result of its acquisition of the Premium Group, the Company has become a principal supplier of printed packaging products for the tobacco industry in North America. A number of factors have recently weakened the North American tobacco market, which could adversely affect the Company's performance. These factors include a gradual decrease in consumption, the shift from premium to discount cigarette brands, cigarette taxes in effect or under consideration, including the proposed tobacco tax increase currently under consideration by the Clinton administration to fund its health care proposal, and a generally hostile legislative and regulatory climate in the United States and Canada.

         In contrast, the Company believes that the potential for export markets provide favorable prospects for the tobacco business. There are three principal factors driving the favorable outlook for export markets: (i) Growth in overseas markets; (ii) the opening of international markets to free trade in tobacco (especially in Eastern Europe, the former Soviet Union and China), and (iii) increased world demand for American blend cigarettes. The Company's policy is to continue to aggressively pursue the export tobacco market which provides the best potential for future sales growth.

ITEM 2.  PROPERTIES

         The Company owns offices and manufacturing facilities in LaGrange, Georgia; Roanoke, Virginia; Danville, Virginia; Williamsburg, Virginia; Smiths Falls, Ontario; Brockville, Ontario and Andalusia, Alabama and leases offices and manufacturing facilities at various locations in New York, Connecticut, California, Illinois, North Carolina and Canada which leases expire at various times ending in the year 2002. The aggregate annual net rental cost, exclusive of real estate taxes, for a total of approximately 790,000 square feet of rental space is approximately $2.8 million.

ITEM 3.  LEGAL PROCEEDINGS

         In January 1990, the Company commenced a civil action, Shorewood Packaging Corporation v. Newman Construction Company, et.al. in the United States District Court for the Northern District of Georgia, Atlanta Division, seeking money damages arising out of construction work performed for Shorewood by the defendant relating to an addition to Shorewood's manufacturing and warehouse facility in LaGrange, Georgia. The suit contends the defendant breached its construction contract with the Company and was negligent in its performance. The Company is seeking damages in excess of $5.0 million for the remediation work, lost profits from the delay in the installation of a printing machine and for additional production costs incurred while the remediation work was being performed. The defendant has counterclaimed for approximately $330,000 representing retention and final payment held by the Company. Discovery has been concluded and the Court has issued rulings on various pretrial motions.

Management intends to vigorously pursue its claims against the defendant and to vigorously defend the counterclaim.

         The Company is not presently a party to any other material litigation. On a continuing basis, the Company monitors its compliance with applicable environmental laws and regulations. As part of this process, the Company cooperates with appropriate governmental authorities to perform any necessary testing and compliance procedures. The Company believes that any environmental compliance proceeding it is currently aware of will not have a material effect on its consolidated financial statements. During fiscal 1994, the Company has been involved, at various locations, in the correction of certain violations of applicable environmental laws, rules or regulations. Amounts paid during fiscal 1994 to all governmental agencies aggregated less than $100,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There was no vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) Market Information. The Company's Common Stock is traded in the over-the-counter market under the NASDAQ symbol SHOR. The following table sets forth, for the fiscal periods indicated, the high and low sales prices for the Common Stock on the NASDAQ National Market System, as reported by NASDAQ.

                                                                High              Low
                                                               -------          -------
         Fiscal 1994
           First Quarter  . . . . . . . . . . . . . .          $ 10.00          $  7.00
           Second Quarter   . . . . . . . . . . . . .            11.00             8.25
           Third Quarter  . . . . . . . . . . . . . .            16.75            10.50
           Fourth Quarter   . . . . . . . . . . . . .            17.25            13.75

         Fiscal 1993

           First Quarter  . . . . . . . . . . . . . .          $  8.75          $  6.75
           Second Quarter   . . . . . . . . . . . .              11.75             7.38
           Third Quarter  . . . . . . . . . . . . .              12.75            10.25
           Fourth Quarter   . . . . . . . . . . . .              14.00             9.25

         The last sale price of the Company's Common Stock on July 18, 1994 was $17.625.

         In January, 1993 the Company's Board of Directors authorized the purchase of up to 2.0 million shares of the Company's Common Stock from time to time in the open market. Pursuant to this authorization, through the end of fiscal 1994, the Company utilizing internally generated funds purchased 1.1 million shares of its Common Stock for approximately $11.4 million.

         In addition, in July, 1990 the Company's Board of Directors authorized the purchase of 1.5 million shares of the Company's Common Stock. Pursuant to this authorization which expired in July, 1991, the Company purchased 1,222,000 shares of its Common Stock for approximately $9.5 million.

         (b) Holders. There were 312 record holders of the Company's Common Stock as of July 18, 1994. The Company believes that, as of such date, there were in excess of 1,000 beneficial holders of the Company's Common Stock, including those stockholders whose shares were held of record by certain depository companies.

         (c) Cash Dividends. On June 7, 1991, the Company's Board of Directors, in order to enhance stockholder value, declared a special dividend in the amount of $3.25 per common share which was paid on July 2, 1991 to stockholders of record on June 18, 1991 (the "Special Dividend"). To finance the payment of the Special Dividend the Company issued an aggregate of $39.5 million in new Senior Notes and an aggregate of $17.5 million in Subordinated Convertible Debentures to two insurance companies.

         Prior to the declaration and payment of the Special Dividend, the Company had never paid cash dividends on its Common Stock. The Company now anticipates that its earnings for the foreseeable future will be utilized to reduce the debt incurred as a result of that transaction, to reduce acquisition debt incurred by the Company or to purchase shares of its Common Stock, or will be retained for use in its business. Accordingly, the Company believes that it is now unlikely that any further cash dividends will be paid on its Common Stock in the near future.

         The Company's Senior Term Notes and long-term revolver agreements restrict the amount of retained earnings available for the payment of dividends (other than dividends payable in the Company's Common Stock). The amount of retained earnings free from such restrictions as of April 30, 1994 approximated $3.8 million.

ITEM 6.  SELECTED FINANCIAL DATA

                 The selected consolidated financial information set forth below for and as of the fiscal year ended April 30, 1994 and for and as of the end of each of the four preceding fiscal years is derived from, and qualified by reference to, the consolidated financial statements of Shorewood Packaging Corporation and subsidiaries which have been audited by Deloitte & Touche LLP, independent auditors. Except for the Special Dividend of $3.25 per Common Share paid on July 2, 1991, cash dividends were not paid on the Company's Common Stock in any of the periods indicated below.

                             SUMMARY FINANCIAL DATA
                    (In thousands, except per share amounts)

                                                                                              52 weeks ended
                                                                  -----------------------------------------------------------------
                                                                  April 30,      May 1,       May 2,        April 27,     April 28,
                                                                    1994          1993       1992(1)          1991          1990
                                                                  -----------------------------------------------------------------
Income Statement Data:
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 216,469     $184,122     $160,140       $142,012       $139,330
Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . .      49,254       48,082       43,063         40,189         41,182
Selling, general and administrative
  expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .      24,230       20,161       21,621         18,442         16,142
Restructuring Charge  . . . . . . . . . . . . . . . . . . . . .       3,400            -            -              -              -
Earnings from operations  . . . . . . . . . . . . . . . . . . .      21,624       27,921       21,442         21,747         25,040
Investment and other income, net  . . . . . . . . . . . . . . .         903          903          167            795            783
Interest expense  . . . . . . . . . . . . . . . . . . . . . . .       6,727        5,385        5,375          2,052          1,648
Earnings before provision for income
  taxes, extraordinary item and cumulative
  effect  . . . . . . . . . . . . . . . . . . . . . . . . . . .      15,800       23,439       16,234         20,490         24,175
Provision for income taxes  . . . . . . . . . . . . . . . . . .       6,409        8,810        6,425          7,658          8,024
Earnings before extraordinary item
  and cumulative effect . . . . . . . . . . . . . . . . . . . .       9,391       14,629        9,809         12,832         16,151
Extraordinary item  . . . . . . . . . . . . . . . . . . . . . .     (3,098)            -            -              -              -
Cumulative effect . . . . . . . . . . . . . . . . . . . . . . .           -        1,150            -              -              -
Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . .       6,293       15,779        9,809         12,832         16,151
Earnings before extraordinary item and
  cumulative effect per common share  . . . . . . . . . . . . .         .52          .78          .52            .67            .82
Net earnings per common share . . . . . . . . . . . . . . . . .         .35          .84          .52            .67            .82
Weighted Average Common Shares
  Outstanding . . . . . . . . . . . . . . . . . . . . . . . . .      18,089       18,866       18,717         19,048         19,693

                                                                   April 30,     May 1,       May 2,        April 27,     April 28,
                                                                     1994         1993         1992           1991          1990
                                                                  -----------------------------------------------------------------
Working capital . . . . . . . . . . . . . . . . . . . . . . . .   $  31,408     $ 21,857     $ 20,400       $ 25,942       $ 26,152
Property, plant and equipment, net  . . . . . . . . . . . . . .     135,376       59,872       55,452         60,538         57,588
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . .     220,350      112,760      100,816        110,934        104,338
Short-term debt . . . . . . . . . . . . . . . . . . . . . . . .      10,419        9,669        3,711          5,780          3,068
Long-term debt excluding current
  maturities  . . . . . . . . . . . . . . . . . . . . . . . . .     120,493       31,900       35,000         13,213         15,238
Convertible Subordinated Debentures . . . . . . . . . . . . . .      17,500       17,500       17,500              -              -
Stockholders' equity  . . . . . . . . . . . . . . . . . . . . .      27,111       26,085       17,273         67,974         63,831


- ------------
(1)   53 week period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Effective January 1, 1994, the Company acquired certain operating assets of the Premium Packaging Group of Cascades Paperboard International, Inc. (the "Premium Group"), and on January 17, 1994, the Company purchased the operating assets of Heminway Packaging Corporation ("Heminway") (collectively "the Acquired Companies") (see Note 2. of Notes to Consolidated Financial Statements). The Premium Group manufactures and provides folding cartons to the tobacco, cosmetics and toiletries and general consumer industries while Heminway manufactures and provides rigid set-up boxes principally to the cosmetics industry. These acquisitions were recorded using the purchase method of accounting. Accordingly, the operating results related to the Acquired Companies were included in the Company's results of operations for the periods subsequent to each respective acquisition date. The historical results of operations of Heminway were not significant to the consolidated financial statements of the Company.

The fourth quarter of fiscal 1994 is the first quarter in which the operations of the Acquired Companies were included in the consolidated operating results of the Company for a full quarter. Accordingly, the operating results of the Company for the fourth quarter of fiscal 1994 may be more indicative of the operating levels in the near future. The following table sets forth comparative unaudited data for the fourth quarter of fiscal 1994 and the prior comparable period:

                                                            13 Weeks Ended
                                                  --------------------------------
                                                  April 30, 1994       May 1, 1993
                                                  --------------       -----------
                                                  (in thousands except share data)
                                                             (Unaudited)

        Net Sales                                   $  77,593           $  43,340
                                                       ======              ======
        Earnings from Operations                    $  10,074           $   4,476
                                                       ======              ======

        Earnings before Provision
          for Taxes                                 $   7,389           $   3,389
                                                       ======              ======

        Net Earnings                                $   4,371           $   2,188
                                                       ======              ======

        Net Earnings Per Share                      $     .24           $     .12
                                                       ======              ======

The increase in net sales and earnings from operations during the fourth quarter of fiscal 1994 was primarily related to the inclusion of the operating results of the Acquired Companies.

Fiscal Year Comparisons

Net Sales

Net sales for fiscal 1994 were $216.5 million compared to net sales of $184.1 million for the corresponding prior period, an increase of 17.6%. Included in the current fiscal period are sales of approximately $47.7 million related to the operations of the Acquired Companies. Net sales for the current fiscal year were adversely affected by the decision by the music industry to discontinue the use of the long-box as a packaging medium for compact discs. Revenues derived from the long-box were negligible during fiscal 1994 as compared with $20.0 million in fiscal 1993.

Net sales in fiscal 1993 increased to $184.1 million as compared to $160.1 million in fiscal 1992, an increase of 15.0%. The increase was primarily derived from continued growth in the tobacco and general consumer packaging areas, as sales for the home entertainment and cosmetics and toiletries packaging areas were consistent with the prior fiscal year. Sales growth was primarily focused in the domestic markets as domestic sales increased 18.6%, while foreign sales grew 5.6%, compared to fiscal 1992 levels. The Company's sales growth resulted primarily from an increase in unit volume.

The Company believes that its future sales growth will be generated through continued penetration of its existing markets and the expanding markets of CD Rom products.

Cost of Sales

Cost of sales as a percentage of sales was 77.2% in fiscal 1994 as compared with 73.9% in fiscal 1993. The increase in the cost of sales percentage in the current period was primarily attributed to the discontinued use of the long-box for compact discs resulting in the related lower level of sales at the Company's Farmingdale, New York, facility. In addition, the Company's cost of sales percentage increased due to the inclusion of the operations of the Acquired Companies whose margins have been historically lower than that of the Company.

Cost of sales as a percentage of net sales was 73.9% in fiscal 1993 as compared to 73.1% in fiscal 1992. The increase is primarily attributable to the discontinued use of the long box for compact discs in the fourth quarter of fiscal 1993. As a result, the decrease in production levels at the Company's Farmingdale, New York facility had an unfavorable impact on the Company's cost of sales during that period. This decrease in profitability offset other improvements in the first three quarters of fiscal 1993 relating to absorption of fixed overheads and economies of scale associated with the Company's expanded sales base.

The Company remains sensitive to the price competitiveness in the markets that it currently serves and in areas of its targeted growth. It believes that the labor and production efficiencies associated with the installation of additional state-of-the-art printing and manufacturing equipment will enable the Company to compete effectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were 11.2%, 10.9% and 13.5% of net sales for fiscal years 1994, 1993 and 1992, respectively. Selling, general and administrative expenses for fiscal 1994 increased compared to fiscal 1993 due to the inclusion of such expenses of the Acquired Companies.

The higher level of expense in fiscal 1992 as compared to fiscal 1993 was partly attributable to the inclusion of expenses related to the Company's subsidiary in the United Kingdom which was sold in January 1992 and to approximately $0.35 million of expenses associated with the ongoing litigation relating to improper construction at the Company's LaGrange, Georgia facility.

Restructuring Charge

As a result of the discontinued use of the long-box as a packaging medium for compact discs and the related diminished level of sales, the Company decided at the end of the third quarter of fiscal 1994 to close its Farmingdale, New York, facility effective as of April 30, 1994. In connection with the closing of this facility and the restructuring of the Company's operations relating thereto, the Company recorded a restructuring charge before provision for income taxes amounting to $3.4 million during its current fiscal year. Included in this charge are amounts provided for the termination of leases, disposal of equipment, severance payments and other related restructuring items. The impact on net earnings related to the restructuring charge was a loss of approximately $2.1 million or ($.12) per share. The Company believes that future operating results will be enhanced as a result of the restructuring of operations.

Investment and Other Income

Investment and other income was relatively consistent during the last three fiscal years after giving consideration in fiscal 1992 to approximately $0.5 million of expenses incurred relating to the prepayment of long-term debt which was incurred in connection with the special dividend paid in July 1991.

Interest Expense

Interest expense for fiscal 1994 increased compared to fiscal 1993 and is expected to increase further in fiscal 1995 when compared with prior comparable periods as a result of the additional borrowings required to finance the purchase of the Acquired Companies.


Income Taxes

The effective income tax rate was 40.6% in fiscal 1994 as compared with 37.6% in fiscal 1993 and 39.6% in fiscal 1992. These rates reflect a blend of domestic and foreign taxes.

During the first quarter of fiscal 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 changed the method of accounting for income taxes from the deferred method to the liability method. Under the deferred method, deferred income taxes were recognized using the tax rates in effect when the tax was first recorded and not adjusted for subsequent changes in the tax rates until paid or recovered. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial accounting and tax bases of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the currently enacted tax rate. Net earnings in fiscal 1993 increased by $1.15 million as a result of the cumulative effect of this change in accounting principle.

The increase in the effective tax rate in fiscal 1994 reflects the effect of the income tax rate change enacted into law in August 1993.

The effective tax rate in fiscal 1992 included the impact of the sale of the Company's pharmaceutical packaging subsidiary in the United Kingdom.

Extraordinary Item

In connection with the purchase of the Acquired Companies, the Company prepaid $31.9 million of Senior Notes. As a result of the prepayment, the Company recorded, in the third quarter of fiscal 1994, an extraordinary charge of $3.1 million (after related income tax benefit of $1.9 million) consisting of prepayment penalties and the write-off of deferred finance costs.

Impact of Inflation

The Company from time to time experiences increases in the costs of materials and labor, as well as in other manufacturing and operating expenses. The Company's ability, consistent with that of its competitors, to pass on such increased costs through increased prices has been affected differently at various times.

Liquidity and Capital Resources

Cash and cash equivalents at April 30, 1994 totalled approximately $2.7 million and working capital at this date was $31.4 million as compared to $21.9 million at the end of fiscal 1993. The current ratio was 1.7 to 1 at April 30, 1994 compared with 1.8 to 1 at the end of fiscal 1993, while the quick ratio was 0.9 to 1 at April 30, 1994 as compared to 1.1 to 1 at the end of fiscal year 1993.

Net capital expenditures primarily for manufacturing equipment, for the 52 week period ended April 30, 1994 were approximately $9.1 million which included costs associated with the completion of previously approved projects from fiscal 1993. The Senior Term Note and long-term revolver agreements limit capital expenditures by the Company to $10.0 million during fiscal 1995. The Company's long-term debt (excluding the Convertible Subordinated Debentures) to stockholders' equity ratio at April 30, 1994 was 4.4 to 1.

At April 30, 1994, the Company had machinery and equipment with a net carrying value of approximately $1.9 million which is not currently in use.

The purchase agreements relating to the acquisition of the Acquired Companies indemnify the Company from all costs and expenses relating to environmental matters which existed at the acquired facilities on or prior to the respective closing dates. Accordingly, the Company has not accrued any liability relating to any environmental matter with respect to the Acquired Companies.

The Company has a $50 million five-year revolving credit facility for its working capital requirements. Borrowings under this facility are limited to the sum of 80% of accounts receivable and 50% of inventories (the "Borrowing Base"). At April 30, 1994, the Company had borrowings under this facility of $12 million and was limited to $47 million based upon its Borrowing Base.

At April 30, 1994, the Company had outstanding intermediate-term interest rate swap agreements relating to approximately $42 million of its Senior Term Notes. Under the agreements, the Company pays a fixed rate of 4.88% and receives a floating rate based on LIBOR, as determined in 1-month intervals. The transaction effectively changes a portion of the Company's interest rate exposure from a floating-rate to a fixed-rate basis.

The Company's loan agreements have covenants covering, among other things, minimum levels of net worth, total liabilities to net worth, and cash flow. In addition, the Company's loan agreements restrict the amount of retained earnings available for investments and the payment of dividends (other than in the Company's own stock) and purchase and redemption of its own stock. At April 30, 1994 retained earnings free from restrictions under the existing loan agreements were $3.8 million.

The Company expects that cash flow from operations together with the borrowing capacity under the revolving credit facility will be sufficient to meet the needs of the business in the foreseeable future.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----

Independent Auditors' Report                                           17

Consolidated Financial Statements:

Balance Sheets at April 30, 1994 and May 1, 1993                       18

Statements of Earnings, 52 weeks ended April 30, 1994,
52 weeks ended May 1, 1993 and 53 weeks ended May 2, 1992              19

Statements of Cash Flows, 52 weeks ended April 30, 1994,
52 weeks ended May 1, 1993 and 53 weeks ended May 2, 1992              20

Statements of Stockholders' Equity, 52 weeks ended
April 30, 1994, 52 weeks ended May 1, 1993 and
53 weeks ended May 2, 1992                                             21

Notes to Consolidated Financial Statements                             22

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Shorewood Packaging Corporation
Farmingdale, New York

We have audited the accompanying consolidated balance sheets of Shorewood Packaging Corporation and subsidiaries as of April 30, 1994 and May 1, 1993, and the related consolidated statements of earnings, stockholders' equity and cash flows for the 52 weeks ended April 30, 1994 and May 1, 1993 and the 53 weeks ended May 2, 1992. Our audits also included the financial statement schedules listed in the Index at Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shorewood Packaging Corporation and subsidiaries as of April 30, 1994 and May 1, 1993 and the results of their operations and their cash flows for the 52 weeks ended April 30, 1994 and May 1, 1993 and the 53 weeks ended May 2, 1992 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information required to be set forth therein.

/s/ DELOITTE & TOUCHE LLP

Jericho, New York
July 1, 1994

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                                                    April 30,         May 1,
                                                                                      1994             1993
                                                                                    ---------        ---------
                                                ASSETS
Current Assets:

    Cash, including cash equivalents of $2,048 in 1994
             and $12,191 in 1993  . . . . . . . . . . . . . . . . . . . .           $   2,735        $  12,474
    Accounts receivable, less allowance for doubtful
             accounts of $231 in 1994 and $307 in 1993  . . . . . . . . .              38,937           20,269
    Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . .              31,790           15,481
    Deferred tax assets   . . . . . . . . . . . . . . . . . . . . . . . .               2,079            1,165
    Prepaid expenses and other current assets   . . . . . . . . . . . . .               2,699            1,372
                                                                                    ---------        ---------
             Total Current Assets . . . . . . . . . . . . . . . . . . . .              78,240           50,761
Property, Plant and Equipment, at cost - net  . . . . . . . . . . . . . .             135,376           59,872
Other Assets, including intangible assets . . . . . . . . . . . . . . . .               6,734            2,127
                                                                                    ---------        ---------
                                                                                    $ 220,350        $ 112,760
                                                                                    =========        =========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Bank loans payable  . . . . . . . . . . . . . . . . . . . . . . . . .           $       -        $   6,569
    Accounts payable and accrued expenses   . . . . . . . . . . . . . . .              34,318           18,692
    Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . .               2,095              543
    Current maturities of long-term debt  . . . . . . . . . . . . . . . .              10,419            3,100
                                                                                    ---------        ---------
             Total Current Liabilities  . . . . . . . . . . . . . . . . .              46,832           28,904
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             120,493           31,900
Convertible Subordinated Debentures . . . . . . . . . . . . . . . . . . .              17,500           17,500
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .               8,414            8,371
                                                                                    ---------        ---------
                                                                                      193,239           86,675
                                                                                    ---------        ---------

Commitments and contingencies

Fair value of warrants, net of deferred fair value of
    warrants ($1,357)   . . . . . . . . . . . . . . . . . . . . . . . . .                   -                -

Stockholders' Equity:
Series A preferred stock, $10 par value; 50,000
    shares authorized, none issued  . . . . . . . . . . . . . . . . . . .                   -                -

Preferred stock, $10 par value; 5,000,000 shares
    authorized; none issued   . . . . . . . . . . . . . . . . . . . . . .                   -                -

Common stock, $.01 par value; 40,000,000 shares authorized; 20,163,923 issued and 17,845,923 outstanding in 1994 and 20,085,806 issued and
    18,238,806 outstanding in 1993  . . . . . . . . . . . . . . . . . . .                 202              201
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . .              20,244           19,505
Retained earnings     . . . . . . . . . . . . . . . . . . . . . . . . . .              29,566           23,273
Cumulative foreign currency translation adjustments . . . . . . . . . . .              (2,013)            (187)
Less:  Treasury stock (2,318,000 shares at cost in 1994 and
    1,847,000 shares at cost in 1993)   . . . . . . . . . . . . . . . . .             (20,888)         (16,707)
                                                                                    ---------        ---------

                                                                                       27,111           26,085
                                                                                    ---------        ---------
                                                                                    $ 220,350        $ 112,760
                                                                                    =========        =========

The accompanying notes are an integral part of these financial statements.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands except per share data)

                                                            52 Weeks            52 Weeks            53 Weeks
                                                            Ended               Ended               Ended
                                                            April 30,           May 1,              May 2,
                                                            1994                1993                1992
                                                            --------------------------------------------------
Net Sales     . . . . . . . . . . . . . . . . . . . . .      $ 216,469           $ 184,122           $ 160,140
                                                             ---------           ---------           ---------

Costs and Expenses:
    Cost of sales   . . . . . . . . . . . . . . . . . .        167,215             136,040             117,077
    Selling, general and administrative   . . . . . . .         24,230              20,161              21,621
    Restructuring Charge  . . . . . . . . . . . . . . .          3,400                   -                   -
                                                             ---------           ---------           ---------

                                                               194,845             156,201             138,698
                                                             ---------           ---------           ---------

Earnings from Operations  . . . . . . . . . . . . . . .         21,624              27,921              21,442
                                                             ---------           ---------           ---------

Investment and other income, net  . . . . . . . . . . .            903                 903                 167

Interest expense  . . . . . . . . . . . . . . . . . . .         (6,727)             (5,385)             (5,375)
                                                             ---------           ---------           ---------

Earnings Before Provision for
    Income Taxes, Extraordinary Item
    and Cumulative Effect of Change
    in Accounting Principle   . . . . . . . . . . . . .         15,800              23,439              16,234
Provision for Income Taxes  . . . . . . . . . . . . . .          6,409               8,810               6,425
                                                             ---------           ---------           ---------
Earnings Before Extraordinary Item
    and Cumulative Effect of Change
    in Accounting Principle   . . . . . . . . . . . . .          9,391              14,629               9,809
Extraordinary Item  . . . . . . . . . . . . . . . . . .         (3,098)                  -                   -
Cumulative Effect on Prior Years
    (to May 2, 1992) Related to
    the Adoption  of FASB 109-
    Accounting for Income Taxes   . . . . . . . . . . .              -               1,150                   -
                                                             ---------           ---------           ---------
Net Earnings  . . . . . . . . . . . . . . . . . . . . .      $   6,293           $  15,779           $   9,809
                                                             =========           =========           =========

Per Common and Common Equivalent Share Amounts:

Earnings Before Extraordinary Item and
    Cumulative Effect   . . . . . . . . . . . . . . . .      $     .52           $     .78           $     .52
Extraordinary Item  . . . . . . . . . . . . . . . . . .           (.17)                  -                   -
Cumulative Effect of Change in
    Accounting Principle  . . . . . . . . . . . . . . .              -                 .06                   -
                                                             ---------           ---------           ---------
Net Earnings per Common and Common
    Equivalent Share  . . . . . . . . . . . . . . . . .      $     .35           $     .84           $     .52
                                                             =========           =========           =========
Weighted Average Common
    Shares Outstanding  . . . . . . . . . . . . . . . .         18,089              18,866              18,717
                                                             =========           =========           =========


The accompanying notes are an integral part of these financial statements.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                            52 Weeks             52 Weeks          53 Weeks
                                                                            Ended                Ended             Ended
                                                                            April 30,            May 1,            May 2,
                                                                            1994                 1993              1992
                                                                            ---------            --------          --------
Cash Flows Provided from Operating Activities:
    Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   6,293            $  15,779         $  9,809
    Adjustments to reconcile net earnings to net cash
      flows provided from operating activities:
    Cumulative effect of change in accounting   . . . . . . . . . . . .             -               (1,150)               -
    Depreciation and amortization   . . . . . . . . . . . . . . . . . .        10,245                8,086            7,957
    Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . .          (645)                (202)             (83)
    Other non-cash items  . . . . . . . . . . . . . . . . . . . . . . .           729                    -              138
    Changes in operating assets and liabilities, net of effects of businesses acquired:
             Accounts receivable  . . . . . . . . . . . . . . . . . . .        (4,712)              (1,372)            (434)
             Inventories  . . . . . . . . . . . . . . . . . . . . . . .           542                 (183)          (1,031)
             Prepaid expenses and other current assets  . . . . . . . .          (332)                 642             (391)
             Other assets . . . . . . . . . . . . . . . . . . . . . . .        (3,385)                   -           (1,150)
             Accounts payable and accrued expenses  . . . . . . . . . .         6,399                  444            3,416
             Income taxes payable . . . . . . . . . . . . . . . . . . .           638                 (306)              98
                                                                            ---------            ---------         --------
Net cash flows provided from operating activities . . . . . . . . . . .        15,772               21,738           18,329
                                                                            ---------            ---------         --------

Cash Flows Used by Investing Activities:
    Business acquisitions   . . . . . . . . . . . . . . . . . . . . . .      (103,710)                   -                -
    Capital expenditures, net   . . . . . . . . . . . . . . . . . . . .        (9,080)             (11,770)          (3,553)
    Proceeds from sale of subsidiary  . . . . . . . . . . . . . . . . .             -                    -            1,358
    Other     . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             8                 (102)             (19)
                                                                            ---------            ---------         --------

Net cash flows used by investing activities . . . . . . . . . . . . . .      (112,782)             (11,872)          (2,214)
                                                                            ---------            ---------         --------

Cash Flows Provided from (Used by) Financing Activities:
    Net increase (decrease) in short-term debt  . . . . . . . . . . . .        (6,361)               3,193              (40)
    Additions to long-term debt   . . . . . . . . . . . . . . . . . . .       144,000                    -           57,000
    Repayment of long-term debt   . . . . . . . . . . . . . . . . . . .       (47,000)                 (63)         (19,645)
    Dividend paid   . . . . . . . . . . . . . . . . . . . . . . . . . .             -                    -          (60,839)
    Purchase of treasury stock  . . . . . . . . . . . . . . . . . . . .        (4,181)              (7,240)               -
    Issuance of common stock  . . . . . . . . . . . . . . . . . . . . .           740                  945              994
                                                                            ---------            ---------         --------

Net cash flows Provided from (Used by) Financing
    Activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        87,198               (3,165)         (22,530)
                                                                            ---------            ---------         --------

Effect of exchange rate changes on cash and cash
    equivalents   . . . . . . . . . . . . . . . . . . . . . . . . . . .            73                   47              (42)
                                                                            ---------            ---------         --------

(Decrease) Increase in cash and cash equivalents  . . . . . . . . . . .        (9,739)               6,748           (6,457)
Cash and cash equivalents at beginning of year  . . . . . . . . . . . .        12,474                5,726           12,183
                                                                            ---------            ---------         --------
Cash and cash equivalents at end of year  . . . . . . . . . . . . . . .     $   2,735            $  12,474         $  5,726
                                                                            =========            =========         ========

Supplemental Disclosures of Cash Flow Information:
    Interest Paid, net of capitalized amounts   . . . . . . . . . . . .     $   6,886            $   5,365         $  4,016
    Income Taxes Paid   . . . . . . . . . . . . . . . . . . . . . . . .     $   4,420            $   9,320         $  5,900


The accompanying notes are an integral part of these financial statements.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In Thousands Except Share Data)

                                            Common Stock                                   Cumulative
                                           $.01 Par Value                                  Foreign
                                        ---------------------    Additional                Currency
                                        Shares                   Paid-in        Retained   Translation    Treasury
                                        Issued         Amount    Capital        Earnings   Adjustments    Stock          Total
                                        ------        -------    ----------     --------   -----------    --------       -----
Balance April 27, 1991  . . . . . . .   19,826,200    $   198     $ 24,975      $ 51,118    $  1,150      $  (9,467)   $  67,974

Issuance of Common Stock  . . . . . .      139,194          2          992             -           -              -          994
Dividend Paid . . . . . . . . . . . .            -          -       (7,406)      (53,433)          -              -      (60,839)
Net Earnings, 53 Weeks ended
  May 2, 1992   . . . . . . . . . . .            -          -            -         9,809           -              -        9,809
Foreign Currency
  Translation Adjustments   . . . . .            -          -            -             -        (665)             -         (665)
                                        ----------    -------    --------       --------    --------      ---------    ---------
Balance May 2, 1992 . . . . . . . . .   19,965,394        200      18,561          7,494         485         (9,467)      17,273

Issuance of Common Stock  . . . . . .      120,412          1         944              -           -              -          945
Purchase of Treasury Stock  . . . . .            -          -           -              -           -         (7,240)      (7,240)
Net Earnings, 52 Weeks ended
  May 1, 1993   . . . . . . . . . . .            -          -           -         15,779           -              -       15,779
Foreign Currency
  Translation Adjustments   . . . . .            -          -           -              -        (672)             -         (672)
                                        ----------    -------    --------       --------    --------      ---------    ---------

Balance May 1, 1993 . . . . . . . . .   20,085,806        201      19,505         23,273        (187)       (16,707)      26,085

Issuance of Common Stock  . . . . . .       78,117          1         739              -           -              -          740
Purchase of Treasury Stock  . . . . .            -          -           -              -           -         (4,181)      (4,181)
Net Earnings, 52 Weeks ended
  April 30, 1994  . . . . . . . . . .            -          -           -          6,293           -              -        6,293
Foreign Currency
  Translation Adjustments   . . . . .            -          -           -              -      (1,826)             -       (1,826)
                                        ----------    -------    --------       --------    --------      ---------    ---------

Balance April 30, 1994  . . . . . . .   20,163,923    $   202    $ 20,244       $ 29,566    ($ 2,013)    ($  20,888)   $  27,111
                                        ==========    =======    ========       ========    ========      =========    =========


The accompanying notes are an integral part of these financial statements.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands except share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  a.  Principles of consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  b.  Recognition of revenue

      The Company reports revenue, with the related costs, in the accounting period in which goods are shipped to the customer.

  c.  Statement of cash flows

      The Company considers all highly liquid temporary investments with original maturities of three months or less to be cash equivalents.

  d.  Inventories

      Inventories are valued at the lower of cost or market. Cost is determined principally on the first-in, first-out (FIFO) method. Components of inventory include materials, labor and overhead costs.

  e.  Depreciation and amortization

      The Company computes depreciation and amortization of property, plant and equipment substantially by the straight-line method over the shorter of the estimated useful lives or lease periods of the respective assets. The excess of purchase price over the fair value of net assets of businesses acquired is amortized over periods ranging from 10 to 40 years on a straight-line basis.

  f.  Income taxes

      The Company and its domestic subsidiaries file a consolidated Federal income tax return. Deferred taxes are provided for the income tax effects of temporary differences in reporting transactions for financial reporting and tax purposes.

      The Company adopted Statement of Financial Accounting Standards No.109 "Accounting for Income Taxes" ("SFAS 109") during the fiscal quarter ended August 1, 1992. SFAS 109 changes the method of accounting for income taxes from the deferred method to the liability method. Under the deferred method, deferred income taxes were recognized using the tax rates in effect when the tax liability

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands except share data)

was first recorded and not adjusted for subsequent changes in the tax rates until paid or recovered. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial accounting and tax basis of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the currently enacted tax rate. The impact on the provision for income taxes for fiscal 1993 was not significant.

      The cumulative effect of this accounting change increased net earnings in 1993 by $1,150. For pro forma comparative purposes, the cumulative effect adjustment would not have been significantly different had the change in accounting principle been adopted at the beginning of fiscal 1992.

      United States ("U.S.") income taxes with respect to the undistributed earnings of the Company's foreign subsidiaries have not been provided since it is the intention of management that the undistributed earnings will be reinvested or transferred to the Company without giving rise to U.S. tax liabilities. The total amount of unremitted earnings of non-U.S. subsidiaries was approximately $16.0 million at April 30, 1994.

  g.  Foreign currency translation

      Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at fiscal period-end exchange rates and revenues and expenses are translated at weighted average exchange rates for the period. Gains and losses arising from translation are recorded as currency translation adjustments, a component of stockholders' equity. Certain foreign subsidiaries have a fiscal year ending on March 31.

  h.  Share information

      The effect of outstanding options on net earnings per common share is not significant.

  i.  Business segment

      The Company and its subsidiaries operate in one business segment, providing printed packaging products to the entertainment, cosmetic, tobacco and other consumer product industries.

  j.  Fiscal periods

      Reference to 1994, 1993, and 1992 in the accompanying notes to the consolidated financial statements refer to the fiscal periods ending in such years.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands except share data)

  k.  Reclassifications

      Certain prior years' balances have been reclassified to conform with current year classifications.

2.    ACQUISITIONS AND DIVESTITURE

  Effective January 1, 1994, the Company purchased certain of the United States and Canadian assets of the Premium Packaging Group of Cascades Paperboard International, Inc. (the "Premium Group") for a cash purchase price of approximately $96.9 million plus the assumption of approximately $9.9 million of liabilities (primarily accounts payable) and transaction expenses. In addition, the Company is contingently liable for an additional $5.0 million of consideration if certain earnings levels related to the combined operations during the four-year period following the consummation of the transaction are attained. The Company has issued a warrant to the seller exercisable, subject to the above-described contingency, for 35,000 shares of Company Common Stock at an exercise price of $13.50 per share. At the time of the closing of the transaction, the Company prepaid a total of $31.9 million of Senior Notes. The transaction and prepayment of the Company's Senior Notes were financed with senior credit facilities including $120 million in five-year term loans and $24 million of borrowing under a $50 million five-year revolving credit facility. In connection with the prepayment of the Senior Notes, the Company recorded, in the third quarter of fiscal 1994, an extraordinary charge of $3.1 million (after related income tax benefit of $1.9 million)consisting of prepayment penalties and the write-off of deferred finance costs.

  On January 17, 1994 the Company purchased the operating assets of Heminway Packaging Corporation for a cash purchase price of $3.7 million plus transaction expenses. This transaction was financed with funds from the Company's revolving credit facility referred to above. The historical results of operations of Heminway were not material to the operations of the Company.

  These acquisitions were recorded using the purchase method of accounting and accordingly, the results of their operations are included in the consolidated results of operations of the Company since the dates of their respective acquisitions. The excess of cost over the fair value of the net assets acquired approximates $2.2 million.

  The following pro forma information includes the operations of the Company inclusive of the operations of the Premium Group as if the acquisition had occurred at the beginning of each respective period presented, including the impact of the Company's new financing agreement described above, the amortization expense associated with intangible assets acquired, adjustments related to the fair market value of the assets and liabilities of the Premium Group (including, among other things adjustment of depreciation expense) and related income tax effects.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands except share data)

                                                                         Pro Forma 52 Weeks Ended
                                                             -----------------------------------------------
                                                             April 30, 1994                     May 1, 1993
                                                             -----------------------------------------------
                                                                                (unaudited)

Net Sales (a)                                                $       300,791                   $     323,261
                                                             ===============                   =============

Earnings Before Extraordinary Item
        and Cumulative Effect of Change in
        Accounting Principle                                 $        11,838                   $      18,229
Extraordinary Item                                                    (3,098)                              -
Cumulative Effect of Change in
        Accounting Principle                                              -                            1,150
                                                             ---------------                   -------------
Net Income                                                   $         8,740                   $      19,379
                                                             ===============                   =============

Common and Common Equivalent Share Information:
Earnings Before Extraordinary Item
        and Cumulative Effect of Change in
        Accounting Principle                                 $           .65                   $         .97
Extraordinary Item                                                      (.17)                              -
Cumulative Effect of Change in
        Accounting Principle                                               -                             .06
                                                             ---------------                   -------------
Net Income                                                   $           .48                   $        1.03
                                                             ===============                   =============

Weighted Average Shares Outstanding
       (in Thousands)                                                 18,089                          18,866
                                                             ===============                   =============

- -------------
(a) Net sales for the current fiscal year were adversely affected by the decision by the music industry to discontinue the use of the long-box as a packaging medium for compact discs. Revenues derived from the long-box were negligible during fiscal 1994 as compared with $20.0 million in fiscal 1993.

       In January 1992, the Company sold its equity ownership in Selective Design Services, Ltd., a pharmaceutical packaging company located in the United Kingdom, for net cash proceeds of approximately $1.4 million. As a result of this transaction, the Company reported a pre-tax gain of approximately $200.

3.  INVENTORIES

                                                         1994                   1993
                                                    ----------             ----------
         Raw materials and supplies                 $   11,714             $    6,359
         Work-in-process                                 7,091                  3,613
         Finished goods                                 12,985                  5,509
                                                    ----------             ----------

                                                    $   31,790             $   15,481
                                                    ==========             ==========

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands except share data)

4.  PROPERTY, PLANT AND EQUIPMENT, AT COST-NET

                                                            1994                   1993
                                                       ----------             ----------
         Land                                          $    2,330             $      424
         Building and improvements                         30,218                 11,657
         Machinery and equipment                          144,042                 77,720
         Leasehold improvements                             2,371                  2,407
         Construction in progress                           5,081                  7,874
                                                       ----------             ----------
                                                          184,042                100,082
         Less accumulated depreciation and
             amortization                                  48,666                 40,210
                                                       ----------             ----------

                                                       $  135,376             $   59,872
                                                       ==========             ==========

    Depreciation and amortization of property, plant and equipment amounted to $9,834 in 1994, $7,888 in 1993 and $7,666 in 1992.

    At April 30, 1994, the Company had machinery and equipment with a net carrying value of approximately $1.9 million which is not currently in use.

    Interest costs capitalized were $131 in 1994 and 1993 and $82 in 1992.

5.  BANK LOANS PAYABLE/LINES OF CREDIT

    The Company was party to unsecured and secured revolving domestic and foreign credit agreements. All borrowings pursuant to the lines of credit were repaid with proceeds from the Senior Term Notes and Long-Term Revolver described in Note 7 at which time the lines of credit were cancelled.

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                           1994                   1993
                                                      ----------             ----------
         Accounts payable                             $   24,163             $   13,642
         Accrued salaries, employee benefits
             and payroll taxes                             5,523                  2,590
         Accrued interest                                  1,616                  1,767
         Other accrued expenses                            3,016                    693
                                                      ----------             ----------
                                                      $   34,318             $   18,692
                                                      ==========             ==========

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands except share data)

7.  LONG-TERM DEBT/CONVERTIBLE SUBORDINATED DEBENTURES

                                                               1994                 1993
                                                           --------              -------
         Senior Term Notes  (a)                            $118,912              $     -
         Long-term Revolver (b)                              12,000                    -
         10.6% Senior Notes (c)                                   -                8,000
         9.15% Senior Notes (c)                                   -               12,000
         9.71% Senior Notes (c)                                   -               15,000
                                                           --------              -------
                                                            130,912               35,000
         Less current maturities                             10,419                3,100
                                                           --------              -------
                                                           $120,493              $31,900
                                                           ========              =======

         Convertible Subordinated Debentures(d)            $ 17,500              $17,500
                                                           ========              =======

- ---------------------
(a) In connection with the acquisition of the Premium Group and the prepayment of certain obligations, the Company entered into Term Note Agreements (totalling $96 million in the U. S. and the Canadian equivalent of $24 million in Canada) with a syndicate of banks. The notes are payable in quarterly installments beginning in August, 1994, through May, 1999. The notes bear interest, at the discretion of the Company, at either the bank's prime rate or at the LIBOR rate (maximum six-month term) plus 75 to 125 basis points determined based upon financial ratios as defined in the Term Note Agreements. The effective interest rate on the Senior Term Notes ranged from 5.25% to 6.75% as of April 30, 1994. The Company has pledged as collateral 100% and 66%, respectively, of the outstanding shares of its domestic and foreign subsidiaries.
(b) Borrowings under a $50 million five-year revolving credit facility. Borrowings under this facility are limited to the sum of 80% of accounts receivable and 50% of inventories (the "Borrowing Base"). At April 30, 1994, the borrowings under this facility were limited to $47 million based upon the Borrowing Base. The revolving credit facility has interest terms and collateral similar to the Senior Term Notes and matures in May 1999. The effective interest rate on these borrowings was 5.15% at April 30, 1994.
(c) Prepaid in January, 1994.
(d) The Convertible Subordinated Debentures ("Debentures") bear interest at 9.5%. The conversion price is subject to adjustment based upon certain anti-dilution provisions and was $13.00 at April 30, 1994. The Company can require conversion of the Debentures if the common share price remains at 150% of the conversion price for any twenty days during a thirty consecutive trading day period. The holders of the Debentures have certain registration rights with respect to the shares issuable on conversion of the Debentures. Sinking fund payments in the amount of $4.375 million per year begin in fiscal 1999.

         The loans referred to in (a), (b) and (d) above have covenants as to minimum levels of tangible net worth, total liabilities to tangible net worth, and cash flow. The underlying loan agreements restrict the amount of retained earnings available for payment of dividends (other than in the Company's own stock) and purchase and redemption of its own stock. Retained earnings free from restrictions at April 30, 1994 approximated $3.8 million.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands except share data)

         Based on the borrowing rates currently available to the Company for bank loans with similar terms, the fair value of the senior long-term debt approximates the carrying value. With regard to the Debentures, these instruments are not traded publicly or tracked by a rating agency and, therefore, it is not practicable to assign a value. However, based upon a closing stock price of $14.50 per share, had the Debentures been converted at April 30, 1994, the value would have approximated $19.5 million.

         At April 30, 1994, the Company had outstanding intermediate-term interest rate swap agreements relating to approximately $42 million of its Senior Term Notes. Under the agreements, the Company pays a fixed rate of 4.88% and receives a floating rate based on LIBOR, as determined in 1-month intervals. The transaction effectively changes a portion of the Company's interest rate exposure from a floating-rate to a fixed-rate basis. At April 30, 1994, the mark-to-market value of the interest rate swap agreements was approximately $1 million.

    Aggregate maturities of long-term debt and convertible subordinated debentures are as follows:

         Fiscal Year Ending:
         1995                                      $ 10,419
         1996                                        21,309
         1997                                        23,782
         1998                                        27,492
         1999                                        33,103
         Thereafter                                  32,307
                                                   --------
                                                   $148,412
                                                   ========

8.  INCOME TAXES

         Earnings before provision for income taxes and extraordinary item approximated:

                                                     1994               1993               1992
                                                ---------         ----------          ---------
         United States                          $   6,586         $   20,282          $  13,881
         Foreign                                    9,214              3,157              2,353
                                                ---------         ----------          ---------
                                                $  15,800         $   23,439          $  16,234
                                                =========         ==========          =========

         The provision for income taxes is comprised of the following:

                                                     1994               1993               1992
                                                  -------            -------            -------
         Current
             Federal                              $ 2,858            $ 6,611            $ 4,722
             State and local                          773              1,100                671
             Foreign                                3,423              1,301              1,115
                                                  -------            -------            -------
                                                    7,054              9,012              6,508
                                                  -------            -------            -------
         Deferred
             Federal                                (394)               (47)                 64
             State and local                        (236)              (147)                 92
             Foreign                                 (15)                (8)              (239)
                                                  -------            -------            -------
                                                    (645)              (202)               (83)
                                                  -------            -------            -------

                                                  $ 6,409            $ 8,810            $ 6,425
                                                  =======            =======            =======

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands except share data)

         The Company's effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

                                                                    1994            1993             1992
                                                                    -----           -----            -----
    Statutory U.S. Federal tax rate                                 34.0%           34.0%            34.0%
    State income taxes, net of Federal benefit                       2.3             3.0              3.1
    Foreign income tax rate differentials                            1.7              .9               .5
    Effect from disposal of foreign subsidiary                         -               -              1.7
    Other, net                                                       2.6             (.3)              .3
                                                                    ----            ----             ----
                                                                    40.6%           37.6%            39.6%
                                                                    =====           =====            =====

         The tax effects of significant items comprising the Company's net deferred tax liability as of April 30, 1994 and May 1, 1993 are as follows:

                                                                    1994                 1993
                                                                  -------             --------
S>
    Deferred tax liabilities:
         Property, plant and equipment                            $ 7,934              $ 7,954
         Other assets                                                 249                  247
         Other                                                        231                  170
                                                                  -------              -------
                                                                    8,414                8,371
                                                                  -------              -------

    Deferred tax assets:

         Accounts receivable                                          398                  283
         Inventories                                                  487                  314
         Accrued expenses                                             673                   70
         State net operating loss and
             investment tax credit
             carryforwards, net of
             valuation allowance of
             $290 in 1994                                             274                  274
         Employee benefits                                            144                  224
         Other                                                        103                    -
                                                                  -------              -------
                                                                    2,079                1,165
                                                                  -------              -------

    Net deferred tax liability                                    $ 6,335              $ 7,206
                                                                  =======              =======

         Timing differences which gave rise to the provision for deferred taxes during 1992 related primarily to depreciation of property, plant and equipment.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands except share data)

9.  COMMITMENTS AND CONTINGENCIES

         a.      Lease Agreements

                 The Company is committed for annual rentals under noncancellable operating leases for production and office facilities expiring on various dates through 2002. The minimum future rental commitments under noncancellable leases, exclusive of taxes and utilities, are as follows:

         Fiscal Year Ending:
         1995                                             $ 2,792
         1996                                               2,741
         1997                                               2,421
         1998                                               1,502
         1999                                               1,415
         Thereafter                                         1,434
                                                          -------
         Total minimum rental payments                    $12,305
                                                          =======

                 Rent expense under operating leases approximated $2,403 in 1994, $2,125 in 1993 and $2,174 in 1992.

         b.      Pending Legal Proceedings

                 In January 1990, the Company commenced a legal proceeding against a general contractor seeking in excess of $5.0 million in damages arising out of construction work performed at the Company's facility in LaGrange, Georgia. The contractor has counterclaimed for approximately $330 representing the final payment due from the Company. Management intends to vigorously pursue its claims against the contractor and to vigorously defend the counterclaim.

         c.      Other Matters

                 On a continuing basis, the Company monitors its compliance with applicable environmental laws and regulations. As part of this process the Company cooperates with appropriate governmental authorities to perform any necessary testing and compliance procedures. The Company believes that any environmental compliance proceeding it is currently aware of will not have a material effect on the consolidated financial statements.

                 The purchase agreements relating to the acquisition of the Acquired Companies indemnify the Company from all costs and expenses relating to environmental matters which existed at the acquired facilities on or prior to the respective closing dates. Accordingly, the Company has not accrued any liability relating to any environmental matter with respect to the Acquired Companies.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands except share data)

         d.      Treasury Stock

                 In January, 1993, the Company's Board of Directors authorized the repurchase of up to 2.0 million shares of the Company's Common Stock from time to time in the open market. Pursuant to this authorization through April 30, 1994, the Company utilizing internally generated funds repurchased 1.1 million shares of its Common Stock for approximately $11.4 million.

10.      STOCKHOLDERS' EQUITY

         a.      Special Dividend/Related Party Transactions

                 In July, 1991, the Company paid a special cash dividend in the amount of $3.25 per share. This dividend was, for the most part, financed by the issuance of $39.5 million of Senior Notes and $17.5 million of Debentures. In connection with this financing, the Company paid a fee of approximately $650 to a firm whose president and principal shareholder is a director of the Company.

                 CIGNA Corporation and its affiliates ("CIGNA"), as holder of $15.0 million of the Company's Debentures, is the beneficial owner of 6.2% of the outstanding stock of the Company. Interest and other expenses incurred with CIGNA were $2,918 in 1994, $3,711 in 1993 and $3,498 in 1992. In addition, in connection with the financing of the acquisition of the Premium Group, the Company prepaid $16.9 million of Senior Notes due to CIGNA and incurred a pre-tax prepayment penalty to CIGNA of $2.3 million (included as a component of the extraordinary item, net of income tax, on the accompanying consolidated statements of earnings).

                 In connection with the acquisition of the Premium Group and related financing, the Company paid a fee of $1.5 million to a firm whose president and principal shareholder is a director of the Company.

         b.      Stock Incentive Plans

                 In August 1986, the Company established a nonqualified stock option plan (the "1986 Plan") and authorized the issuance of options to purchase an aggregate 847,500 shares of common stock to key employees, officers and directors at the market price at the date of the grant. In October 1990, the Company made available for future grant options to acquire an additional 600,000 shares of common stock under a nonqualified 1990 Stock Option Plan (the "1990 Plan"). The 1990 Plan is in all material respects identical to the original nonqualified stock plan. In July 1993, the Company established the 1993 Incentive Program (the "1993 Program"). The 1993 Program permits the granting of any or all of the following types of awards: (1) stock options, including incentive stock options ("ISO's"), (2) stock appreciation rights ("SAR's"), in tandem with stock options or freestanding, (3) restricted stock, (4)

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands except share data)

directors' options to be issued pursuant to a prescribed formula and (5) restored options. Under the 1993 Program, an additional 1 million shares were made available for grant. All options are exercisable over five years from the date of grant at a rate of 25% of the grant at each anniversary date subsequent to the date of the grant. As a result of the Special Dividend, options outstanding and the exercise prices therein and shares available for grant have been adjusted in accordance with the anti-dilution provisions of the 1986 and 1990 Plans.

             A summary of changes in stock options and awards follows:

                                             Options                       Outstanding Options
                                             Available           ----------------------------------------
                                             For Future                                    Price
                                             Grant               Number                  Per Share
                                             ----------          -------            ---------------------
    Balance, April 27, 1991                    576,650           772,522            $ 3.00    -   $ 12.20
         Options granted                      (493,800)          493,800            $ 7.00    -   $  9.81
         Options exercised                                      (136,194)           $ 3.00    -   $  7.26
         Options cancelled                     456,663          (456,663)           $ 5.57    -   $ 12.20
                                             ---------          --------            ------        -------
    Balance, May 2, 1992                       539,513           673,465            $ 4.81    -   $ 10.69
         Options granted                       (12,000)           12,000            $ 9.50
         Options exercised                                      (117,412)           $ 4.81    -   $ 10.34
         Options cancelled                      11,446           (11,446)           $ 5.57    -   $  8.63
         Options lapsed                       (184,973)            -
                                             ---------          --------            ------        -------
    Balance May 1, 1993                        353,986           556,607            $ 4.98    -   $ 10.69
         1993 Program                        1,000,000
         Options granted                      (375,500)          375,500            $ 8.63    -   $ 13.75
         Options exercised                                       (78,117)           $ 4.98    -   $ 10.69
         Options cancelled                       4,446            (4,446)           $ 7.25
                                             ---------          --------            ------        -------
    Balance April 30, 1994                     982,932           849,544            $ 4.98    -   $ 13.75
                                             =========          ========            ======        =======

                 In July 1991, employees surrendered 440,641 of outstanding options with an exercise price of $12.20. The Company replaced the surrendered options with 294,300 new options with an exercise price of $8.63.

                 Options previously authorized under the 1986 Plan which were not granted as of the end of fiscal 1993 were considered to have lapsed and no longer available for future grant.

                  On April 30, 1994, 210,763 options were exercisable at prices ranging from $5.57 to $10.69.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands except share data)

         c.      Common Stock Purchase Warrants

                 During fiscal 1993 and the fourth quarter of fiscal 1994, the Company issued Warrants to purchase 300,000 shares and 100,000 shares of its Common Stock at exercise prices of $6.88 and $13.50 per share, respectively, to a customer who concurrently entered into long-term supply agreements with the Company. The customer has the choice of either exercising the Warrants or receiving a cash volume discount based upon certain minimum levels of purchases from the Company during the terms of the supply agreements. The Warrants are exercisable immediately whereas the cash volume rebate, if any, is payable after the expiration of the supply agreements. The Warrants expire August 22, 1997 and August 31, 1998, respectively. At such time as the customer may choose to exercise either of the Warrants, the related accrued cash rebate will be transferred to additional paid in capital. The fair values of the Warrants at their dates of issuance were determined to be $855 and $502, respectively, and are included in the balance sheet net of a deferred contra account in like amount. As of April 30, 1994, the Company believes that the customer will exercise the first Warrant and continues to accrue volume discounts based upon sales with respect to the second Warrant.

         d.      Reserved Shares

                 Common shares reserved for issuance under the stock incentive plans, outstanding warrants and the Debentures amounted to 3,628,450 shares at April 30, 1994.

11.      RESTRUCTURING CHARGE

         As a result of the discontinued use of the long-box as a packaging medium for compact discs and the related diminished level of sales, the Company decided at the end of the third quarter of fiscal 1994 to close its Farmingdale, New York facility effective as of April 30, 1994. In connection with the closing of this facility and the restructuring of the Company's operations relating thereto, the Company recorded a restructuring charge before provision for income taxes amounting to $3.4 million during its current fiscal year. Included in this charge are amounts provided for the termination of leases, disposal of equipment, severance payments and other related restructuring items.

12.      EMPLOYEE BENEFIT PLANS

         (a) Defined Contribution Plans

         The Company has profit sharing plans as well as employee savings plans. Based upon the provisions of each employee savings plan, the Company matches a portion of the employees' voluntary contributions. The amounts contributed to the profit sharing plans in the United States are at the discretion of the Board of Directors, whereas the amounts contributed to the profit sharing plans in

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands except share data)

Canada are at the percentages provided for by the respective plans. Total provisions with respect to defined contribution plans approximated $977, $824 and $828 in 1994, 1993 and 1992, respectively.

         (b) Defined Benefit Plans

         In connection with the acquisitions of the Premium Group and Heminway, the Company assumed the obligations related to two defined benefit pension plans covering union employees. In addition, the Company is establishing a frozen plan to accept assets to be transferred from a Premium Group defined benefit pension plan, which assets relate to non-union employees who have been transferred to and are now employees of the Company.

         The following table sets forth the funded status of the Plans as of April 30, 1994:

             Vested benefit obligation                                 $ 2,616
                                                                       =======
             Accumulated benefit obligation                            $ 2,923
                                                                       =======
             Projected benefit obligation                              $ 2,923
             Market value of assets (including $1,900
              to be transferred from Premium Group
              plan)                                                      3,275
                                                                       -------
             Plan assets in excess of projected
              benefits obligation                                          352

             Unrecognized transition obligation                              -
             Unrecognized prior service cost                                 -
             Unrecognized loss/(gain)                                     (452)
                                                                       -------
             Prepaid/(accrued) pension cost                            $  (100)
                                                                       =======

             Discount Rate                                                   8%
                                                                       =======

13.      MAJOR CUSTOMER AND CREDIT CONCENTRATIONS

         Approximately 18% and 25% of net sales during the 1993 and 1992 fiscal years, respectively, were derived from sales to Sony Music Entertainment, Inc. and affiliates of Sony Corporation. No other customer accounted for more than 10% in any of the three fiscal years ended April 30, 1994.

         At April 30, 1994, approximately 43% and 13% of accounts receivable relate to all customers in the tobacco and music industries, respectively.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands except share data)

14.      GEOGRAPHIC OPERATIONS

                                                              1994             1993             1992
                                                            --------         --------         --------
    Net Sales
         Domestic           . . . . . . . . . . . . . . .   $142,028         $137,405         $115,889
         Foreign              . . . . . . . . . . .           74,441           46,717           44,251
                                                            --------         --------         --------
                                                            $216,469         $184,122         $160,140
                                                            ========         ========         ========

    Net Earnings

         Domestic (a)       . . . . . . . . . . . . . . .   $    487         $ 13,916         $  8,332
         Foreign            . . . . . . . . . . . . . . .      5,806            1,863            1,477
                                                            --------         --------         --------
                                                            $  6,293         $ 15,779         $  9,809
                                                            ========         ========         ========

    Identifiable Assets At Year-End

         Domestic           . . . . . . . . . . . . . . .   $152,821         $ 87,371         $ 78,723
         Foreign            . . . . . . . . . . . . . . .     67,529           25,389           22,093
                                                            --------         --------         --------
                                                            $220,350         $112,760         $100,816
                                                            ========         ========         ========

         The Company's foreign operations are conducted in Canada.

         (a) After an extraordinary charge of $3,098 in 1994 and a cumulative effect credit of $1,150 in 1993.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The directors of the Company are identified in the tables below. Each Class I Director has been elected to serve for a term to expire in 1996; each Class II Director has been elected to serve for term to expire in 1994; and each Class III Director has been elected to serve for a term to expire in 1995.

                                    DIRECTORS

                                                              YEAR FIRST
                                                                BECAME
             NAME                      AGE                    A DIRECTOR
             ----                      ---                    ----------
                         CLASS I: TERM TO EXPIRE IN 1996

Melvin L. Braun(1)(2)                  72                        1987
Floyd S. Glinert (4)                   65                        1968


                        CLASS II: TERM TO EXPIRE IN 1994

R. Timothy O'Donnell(2)(3)             38                        1991
Kevin J. Bannon(3)                     42                        1992
William P. Weidner(3)                  49                        1993


                        CLASS III: TERM TO EXPIRE IN 1995

Paul B. Shore(1)(4)                    73                        1966
Marc P. Shore(1)(4)                    40                        1976
Seymour Leslie(1)(2)                   71                        1985


- -----------------
(1)    Member of the Executive Committee of the Board of Directors.
(2)    Member of the Audit Committee of the Board of Directors.
(3) Member of the Compensation and Stock Option Committee of the Board of Directors.
(4) Also serves as an Executive Officer of the Company. See "Executive Officer" table below.

         The executive officers of the Company are identified in the table below. Each executive officer of the Company serves at the pleasure of the Board of Directors.

                               EXECUTIVE OFFICERS

                                      YEAR
                                    BECAME AN
                                    EXECUTIVE
        NAME              AGE        OFFICER                             POSITIONS
- --------------------      ---       ---------      ----------------------------------------------------
Paul B. Shore              73         1966         Chairman of the Board and Chief Executive Officer

Marc P. Shore              40         1976         Vice Chairman of the Board and President

Floyd S. Glinert           65         1968         Executive Vice President-Marketing and Director

Howard M. Liebman          52         1994         Executive Vice President and Chief Financial Officer

Charles Kreussling         65         1966         Executive Vice President-Manufacturing

Kenneth M. Rosenblum       51         1988         Senior Vice President-Sales

Scott A. Welikey           35         1988         Corporate Controller

Biographical Information


         Paul B. Shore, the founder of the Company, has served as Chairman of the Board and Chief Executive Officer since the Company's formation in 1966 and was President of the Company until October, 1991. Mr. Shore's printing and packaging career spans more than forty years. Mr. Shore has been responsible for the design, invention, development and implementation of several products manufactured and processes utilized by the Company.

         Marc P. Shore, President of the Company since October, 1991, has been employed by the Company in various capacities since 1976. He is primarily responsible for the Company's daily operations. In that capacity, he also maintains contact with major customers of the Company. In addition, Mr. Shore is responsible for coordinating the manufacturing implementation of all of the Company's sales activities. Marc P. Shore is Paul B. Shore's son.

          Howard M. Liebman joined the Company as Executive Vice-President and Chief Financial Officer on June 3, 1994. Mr. Liebman is a Certified Public Accountant. Prior to joining the Company, Mr. Liebman had been an audit partner for more than twenty years at the accounting firm of Deloitte & Touche LLP, where he was actively involved in the Shorewood account.

         Floyd S. Glinert has been employed by the Company since 1968. Mr. Glinert is responsible for the Company's overall marketing management including advertising, sales promotion and public relations. In addition, he is responsible for the development and planning of new packaging opportunities. Prior to his employment by the Company, he was employed as National Sales Manager of Columbia Record Productions, a division of CBS Records (now known as Sony Music Entertainment).

         Melvin L. Braun was a partner of Touche Ross & Co. (now known as Deloitte & Touche LLP), New York, New York, and predecessor firms from 1950 until he retired on September 1, 1987. Mr. Braun now acts as an independent consultant and serves as a director of Conair Corp.

         R. Timothy O'Donnell is the President of Jefferson Capital Group, Ltd., an investment banking firm located in Richmond, Virginia. He has served in that capacity since August 1989. From July 1988 until August, 1989, Mr. O'Donnell served as Vice President of CCA Industries, Inc., a privately held investment company. From April 1983 through June 1988, Mr. O'Donnell was associated with Paine Webber Incorporated, a diversified investment company, most recently serving as First Vice President. Mr. O'Donnell also serves on the boards of directors of LIVE Entertainment, Inc., All American Communications and Cinergi Productions.

         Kevin J. Bannon is an Executive Vice President and Chief Investment Officer, The Bank of New York, New York, New York. From April 1979 to the present date, Mr. Bannon has held various management positions with The Bank of New York. He is a Chartered Financial Analyst.

         Seymour Leslie has served as Chairman of the Leslie Group, Inc., an investment company, from March 1978 to the present date and as Co-Chairman of Leslie/Linton Entertainment, Inc., an investment and consulting firm, from March 1990 until the present date. Both companies are located in New York, New York. Previously, he was Chairman and Chief Executive Officer of MGM/UA Home Entertainment Group, New York, New York, a distributor of home entertainment products and services from April 1982 until June 1987. From February 1980 through April 1982, he was Chairman of MGM/CBS Home Video and President of CBS Video Enterprises. Mr. Leslie is also a director of MSA Realty Corp., Gametek, Inc., K-Tel Intl., Inc., Pacific Rim, Inc and HMG Digital Tech.

         William P. Weidner is the President and Chief Operating Officer of Pratt Hotel Corporation, which operates and develops casino and resort properties worldwide. He has served in that capacity since 1985. He has also served as the President of Hollywood Casino-Aurora, Inc., an operator of riverboat casinos, since 1992. Mr. Weidner serves on the boards of directors of Hollywood Casino Corporation and Pratt Hotel Corporation.

         Charles Kreussling has been employed by the Company since its inception in 1966 and has been an Executive Vice President of the Company since 1979. Mr. Kreussling is responsible for the Company's overall manufacturing and plant administration. From 1967 until 1979, he was the Plant Manager of the Company's Farmingdale, New York facility. Prior to joining the Company, he was employed in various capacities in the printing and paperboard packaging industry.

         Kenneth M. Rosenblum joined the Company in 1969 as an account executive for the music industry. From 1970 until 1993, Mr. Rosenblum served as Vice President-Sales of the Company. In 1993, he was promoted to Senior Vice President Sales-Home Entertainment. In that capacity, he is responsible for all of the Company's sales to video, music and computer software accounts.

          Scott A. Welikey is the Company's corporate controller and chief accounting officer. He has served in those capacities since 1986. Prior to joining the Company, Mr. Welikey was employed as an independent financial consultant and as senior auditor at Touche Ross & Co. Mr. Welikey is a certified public accountant.

Section 16(a) Reporting Under The Securities Exchange Act of 1934

         Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of the Common Stock of the Company to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the Common Stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish the Company with copies of all Section 16(a) reports filed. Based solely on the Company's review of copies of the Section 16(a) reports filed for the fiscal year ended April 30, 1994, the Company believes that all reporting requirements applicable to its executive officers, directors, and more than ten percent stockholders were complied with for the fiscal year ended April 30, 1994 and for prior fiscal years, except that (i) R. Timothy O'Donnell, Melvin L. Braun and Seymour Leslie, all of whom are non-employee directors of the Company, filed untimely reports of the grant to each of them during fiscal year 1993 of an option to purchase 4,000 shares of common stock pursuant to the 1990 Employee Stock Option Plan, (ii) the non-employee directors of the Company filed untimely reports of the grant to each of them during fiscal year 1994 of an option to purchase 4,000 shares of common stock pursuant to the Company's 1993 Incentive Program and (iii) Kenneth M. Rosenblum, the Company's Senior Vice President -- Sales, filed an untimely report of the grant to him during fiscal 1994 of an option to purchase 20,000 shares of common stock pursuant to the 1990 Employee Stock Option Plan.

ITEM 11.  EXECUTIVE COMPENSATION

         The following summary compensation table sets forth certain information concerning the compensation of the Company's "Named Executive Officers" (the "Named Executive Officers") within the meaning of Item 402(a)(3) of Regulation S-K of the Securities Act of 1933 as amended (the "Act"), for each of the three fiscal years during the period ending April 30, 1994.

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG TERM               ALL
                                                            ANNUAL              COMPENSATION             OTHER
                                                        COMPENSATION (1)            AWARDS          COMPENSATION(3)

                                                                             Options to Purchase
                                                     Salary        Bonus          Shares(2)
Name and Principal Position              Year          ($)          ($)              (#)                  ($)
- ---------------------------          -----------     -------      -------    -------------------    ---------------
 Paul B. Shore                       Fiscal 1994     574,600        --               --                  2,358
      Chairman of the Board and      Fiscal 1993     574,600        --               --                  4,577
      Chief Executive Officer        Fiscal 1992     641,535        --             60,000                4,444
                                     ------------------------------------------------------------------------------
 Marc. P. Shore                      Fiscal 1994     399,816      200,000          75,000                5,088
      Vice Chairman of the           Fiscal 1993     339,664        --               --                  8,633
      Board and President            Fiscal 1992     335,659        --             60,000                6,109
                                     ------------------------------------------------------------------------------
 Floyd S. Glinert                    Fiscal 1994     299,988        --               --                 15,932
      Executive Vice President -     Fiscal 1993     290,179        --               --                 18,114
      Marketing and Director         Fiscal 1992     285,819        --             30,000               17,708
                                     ------------------------------------------------------------------------------
 Murray B. Frischer                  Fiscal 1994     200,000        --               --                  9,387
      Former Executive Vice          Fiscal 1993     193,469        --               --                 10,992
      President                      Fiscal 1992     187,087        --             30,000                9,568
      and Chief Financial Officer
                                     ------------------------------------------------------------------------------
 Charles Kreussling                  Fiscal 1994     200,000      50,000             --                 15,318
      Executive Vice President -     Fiscal 1993     193,469        --               --                 17,021
      Manufacturing                  Fiscal 1992     182,729        --             25,000               16,491
                                     ------------------------------------------------------------------------------



- ------------------
(1) The aggregate amount of perquisites and other personal benefits for each of the Named Executive Officers did not equal or exceed the lesser of either $50,000 or 10% of the total of such individual's base salary and bonus, as reported herein for the last fiscal year, and is not reflected in the table.

(2) Stock options are granted under the terms and provisions of the Company's Option Plans. For a description of the stock options, see "Aggregated Option Exercises and Fiscal Year-End Option Values".

(3) Amounts reported under such column include the dollar value of the following:

                                             Value of Life-   Contributions to 401(K)
                                               Insurance        Employee Savings        Contributions to Profit-
                                              Premiums(1)           Plan(2)                   Sharing Plan(3)
         Name                    Year             ($)                 ($)                           ($)
       --------                -----------   --------------   -----------------------   ------------------------
 Paul B. Shore                 Fiscal 1994         --                     --                     2,358
                               Fiscal 1993         --                     --                     4,577
                               Fiscal 1992         --                     --                     4,444
                               ---------------------------------------------------------------------------------
 Marc. P. Shore                Fiscal 1994         645                  2,085                    2,358
                               Fiscal 1993         595                  3,461                    4,577
                               Fiscal 1992         595                  1,070                    4,444
                               ---------------------------------------------------------------------------------
 Floyd S. Glinert              Fiscal 1994      10,538                  3,036                    2,358
                               Fiscal 1993      10,538                  2,999                    4,577
                               Fiscal 1992      10,538                  2,726                    4,444
                               ---------------------------------------------------------------------------------
 Murray B. Frischer            Fiscal 1994       5,008                  2,260                    2,119
                               Fiscal 1993       5,008                  1,969                    4,015
                               Fiscal 1992       5,008                    607                    3,953
                               ---------------------------------------------------------------------------------
 Charles Kreussling            Fiscal 1994      11,013                  2,136                    2,169
                               Fiscal 1993      10,937                  1,969                    4,115
                               Fiscal 1992      10,937                  1,542                    4,012
                               ---------------------------------------------------------------------------------


- ---------------------
(1) Reflects life-insurance premiums paid by the Company on behalf of the Named Executive Officer

(2) Reflects contributions to the Company's tax-qualified 401(k) Employee Savings Plan that covers all employees who have completed 1,000 hours of service and one year of employments.

(3) Reflects contributions to the Company's profit-sharing plan, which is maintained as a qualified plan under the Internal Revenue Code of 1986, as amended.

Option Grants In Last Fiscal Year

         The following table provides certain summary information concerning individual grants of stock options made to named Executive Officers during the fiscal year ended April 30, 1994 under the Company's 1986 and 1990 Employee Stock Option Plans and 1993 Incentive Plan (collectively, "Option Plans"). Except as set forth in the table below, during fiscal year 1994, the Company did not grant any stock options under the Company's Option Plans to any of the Named Executive Officers.

                                                                                            Potential Realizable
                                                                                          Value at Assumed Rates of
                                                                                          Stock Price Appreciation
                                   INDIVIDUAL GRANTS                                          for Option Term
- --------------------------------------------------------------------------------------------------------------------
                   Number of
                     shares      Percent of Total Options
                   underlying    Granted to Employees in     Exercise
                    Grant(1)           Fiscal Year            Price      Expiration           5%            10%
       Name           (#)                  (%)                 ($)          Date             ($)            ($)
     --------      ----------    ------------------------    --------    ----------        -------        -------

 Marc P. Shore       75,000               20.8%                8.625       7/8/98           178,720        394,924


- --------------

(1) For a description of the stock options, see "Aggregated Option Exercises and Fiscal Year-End Option Values".

Aggregated Option Exercises and Fiscal Year-End Option Values

         The following table provides certain summary information concerning stock option exercises during the fiscal year ended April 30, 1994, by the Named Executive Officers and the value of unexercised stock options held by the Named Executive Officers as of April 30, 1994.

                       Number of
                        Shares                                      Number of Unexercised            Value of Unexercised
                       Acquired                                       Options at Fiscal                 "In the Money"
                          on         Value       Annualized              Year End(2)             Options at Fiscal Year End(3)
     Name              Exercise    Realized(1)     Gain(1)                  (#)                              ($)
 -------------         ---------   -----------   ----------     ----------------------------     -----------------------------

                                                                Exercisable    Unexercisable     Exercisable     Unexercisable

 Paul B. Shore            --           --              --         30,000           30,000          176,250          176,250

 Marc. P. Shore           --           --              --         30,000          105,000          177,188          617,063

 Floyd S. Glinert         --           --              --         15,000           15,000           89,063           89,063

 Murray B. Frischer       --           --              --         15,000           15,000           89,063           89,063


 Charles Kreussling       --           --              --         12,500           12,500           74,063           74,063


- -----------------
(1) None of the Named Executive Officers exercised any stock options during the fiscal year ended April 30, 1994. Under the Company's Option Plans, non-qualified stock options are granted at exercise prices equal to the fair market value of the Common Stock on the date of grant. The stock options granted under the Company's Option Plans are exercisable over five years from the date of grant with installments of 25% of the total number of underlying shares becoming exercisable on each of the four anniversaries of the date of grant. Payment for options exercised may be in cash or shares of Common Stock, the fair market value of which is determined in accordance with the terms of the Company's Option Plans. The stock options automatically terminate upon termination of the grantee's employment for any reason other than death or retirement, except, if the grantee remained continuously employed by the Company or by a subsidiary of the Company for at least one year after the grant of the option, the grantee shall have 30 days immediately following such cessation of employment to exercise the option unless the option has otherwise expired. Persons succeeding to the grantee's rights upon death may exercise the grantee's options up to the earlier of the date of such option's expiration or the first anniversary of the grantee's death. Upon retirement at normal retirement age or with the consent of the Company, the grantee shall have the right to exercise the option until the earlier of three years from the date of retirement or the date of expiration of the option.

(2) Represents the aggregate number of stock options held as of April 30, 1994 which can and cannot be exercised pursuant to the terms and provisions of the stock options.

(3) Values were calculated by multiplying the closing market price of the Common Stock as reported on NASDAQ on April 29, 1994, by the respective number of shares and subtracting the exercise price per share, without any adjustment for any termination or vesting contingencies.

Resignation of Named Executive Officer

         Mr. Murray B. Frischer, formerly an Executive Vice President and Chief Financial Officer of the Company, resigned from the employ of the Company effective the close of business May 6, 1994. The Company and Mr. Frischer have entered into a Consultation and Termination Agreement. In exchange for certain consulting services which may be provided by Mr. Frischer, the Company has agreed to pay Mr. Frischer $200,000 in installments over a one year period.
The Company has also agreed to provide Mr. Frischer with certain fringe benefits and has granted him an option to purchase 15,000 shares of Common Stock under the Company's 1993 Incentive Program. Mr. Frischer is bound by certain provisions restricting his ability to disclose confidential information relating to the Company's business and from competing against the Company.

Compensation of Directors

         During the year ended April 30, 1994, each director who was not an officer or an employee of the Company received a director's fee of $8,000 (pro-rated to the extent that a director did not serve on the Board of Directors for the entire year), plus $2,000 for attendance at each meeting of the Board of Directors and $1,000 for attendance at each meeting of a committee of the Board of Directors. All directors of the Company are also reimbursed for expenses. Under the Company's 1993 Incentive Program (the "1993 Program"), each director who is not an officer or employee of the Company (a "Qualified Director") automatically receives, as of January 2 (or if January 2 is not a business day, as of the next succeeding business day) of each year, an annual grant of options to purchase at an option price equal to the fair market value of the Company's common stock on the date of grant a number of shares determined by the Board of Directors of the Company pursuant to a prescribed formula. The 1993 Program permits awards of options of up to 100,000 shares in the aggregate for all Qualified Directors (subject to certain anti-dilution provisions). During fiscal year 1994, each Qualified Director received an option to purchase 4,000 shares of common stock pursuant to the 1993 Program. See Note 10 of "Notes to Consolidated Financial Statements".

Compensation Committee

         The Company has a Compensation and Stock Option Committee (the "Compensation Committee") which is composed of Messrs. William P. Weidner, Kevin J. Bannon and R. Timothy O'Donnell. Messrs. Seymour Leslie and Melvin L. Braun also served on the Compensation Committee during portions of fiscal year 1994. Each of the aforementioned persons is not and never was an officer or employee of the Company or its subsidiaries. None of them is eligible to participate in any of the plans or programs which the Compensation Committee administers. The Compensation Committee approves the salaries and bonuses, if any, of all executive officers, and authorizes the grant of stock options to eligible employees under the Company's Option Plans. The portion of the Company's Option Plans governing non-employee directors is administered by the Board of Directors (other than eligible directors) rather than the Compensation Committee and grants thereunder are made automatically to eligible directors pursuant to the terms of the applicable plan. See "Compensation of Directors."

         During the fiscal year ended April 30, 1994, Jefferson Capital Group, Ltd., an investment banking firm of which R. Timothy O'Donnell is the President and a principal shareholder, advised the Company in connection with its acquisition of the "Somerville Premium Packaging Business" previously conducted by Cascades Paperboard International, Inc. and the related refinancing of the Company's senior debt. For these services, the Company paid Jefferson Capital Group, Ltd an investment advisory fee of $1,500,000.

         The Bank of New York, of which Kevin J. Bannon is an Executive Vice President, is a participant in the Company's lending syndicate which provided financing to the Company in connection with the acquisition of the "Somerville Premium Packaging Business" and the related refinancing of senior debt. The extent of the Bank of New York's participation in the Company's credit facilities is $2,835,820. The Bank of New York also acts as the Company's transfer agent.

Compensation Committee Interlocks and Insider Participation

         No member of the Company's Compensation Committee is a current or former officer or employee of the Company. In addition, there are no other compensation committee interlocks between the Company and any other entities involving any of the executive officers or directors of such other entities.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFIT OWNERS AND MANAGEMENT

Principal Stockholders

         The outstanding voting stock of the Company as of July 18, 1994 consisted of 18,023,365 shares of Common Stock, with each share entitled to one vote. Beneficial ownership has been determined for purposes herein in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power in respect of such securities or has the right to acquire beneficial ownership within 60 days. So far as is known to the Company, the following were the only beneficial owners of more than 5% of the outstanding Common Stock of the Company on such date:

        Name and Address of Beneficial                Amount of Shares                       Percent
                   Owner                             Beneficially Owned                      of Class
        ------------------------------               ------------------                      --------
 Paul B. Shore (1)(2)(3) . . . . . . . .                 2,730,615                            15.11%
         c/o Shorewood Packaging
         Corporation
         10 East 53rd Street
         New York, NY 10022
 Marc P. Shore(1)(4) . . . . . . . . . .                 1,211,081                             6.71%
         c/o Shorewood Packaging
         Corporation
         10 East 53rd Street
         New York, NY 10022

 Ariel Capital Management, Inc.  . . . .                 3,633,505                            19.85%
         307 North Michigan Avenue
         Chicago, Illinois 60601

 CIGNA Corporation(5)  . . . . . . . . .                 1,153,846                             6.02%
         900 Cottage Grove Road
         Bloomfield, Connecticut 06002

- ---------------


(1) Includes 264,600 shares owned by Ellin Shore and either Marc. P. Shore or Andrew Shore, as Trustees, under three Trust Agreements, each dated as of January 15, 1972, for the benefit of Marc P. Shore and two other children of Paul B. Shore, as to all of which shares Paul B. Shore and Marc P. Shore (except with respect to 88,200 shares held by the trust of which Marc P. Shore is the beneficiary) disclaim beneficial ownership.

(2) Includes options to purchase 45,000 shares granted under the Company's 1986 Employees' Stock Option Plan, which were exercisable on or within 60 days after July 18, 1994. (See "Item 11 - Aggregated Option Exercises and Fiscal Year-End Option Values.")

(3) Also includes 5,000 shares owned by Ellin Shore directly and 15 shares owned by Ellin Shore as custodian for a minor grandchild. Ellin Shore is the wife of Paul B. Shore.

(4) Includes options to purchase 30,000 shares granted under the Company's Option Plans which were exercisable on or within 60 days from July 18, 1994. (See "Item 11 - Aggregated Option Exercises and Fiscal Year-End Option Values"). Includes 34,201 shares of restricted stock awarded pursuant to the Company's long term incentive program (the "Restricted Stock"). The long term incentive program is authorized under the 1993 Program. The Restricted Stock is subject to a three year performance vesting restriction or, alternatively, an eight year employment vesting restriction. During the vesting period, the recipient may not dispose of but may vote the shares of Restricted Stock and is entitled to receive any dividends paid on the shares. If the grantee's employment terminates prior to vesting, the Restricted Stock awarded to him or her is forfeited.

(5) Assumes that the shares issuable to affiliates of CIGNA Corporation upon conversion of $15 million of the Company's 9.5% Convertible Subordinated Debentures issued on June 27, 1991 were converted as of July 18, 1994.

Equity Securities Beneficially Owned by the Directors and Named Executive
Officers

       According to information furnished to the Company, as of July 18, 1994, the directors of the Company, the Company's "Named Executive Officers", and all directors and executive officers as a group, beneficially owned shares of Common Stock of the Company as set forth below. Beneficial ownership has been determined for purposes herein in accordance with Rule 13d-3 of the Exchange Act under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power in respect of such securities or has the right to acquire beneficial ownership within 60 days.

                                                          Amount of Shares                   Percent
        Name and Address of Beneficial Owner             Beneficially Owned                 of Class
        ------------------------------------             ------------------                 --------
 Paul B. Shore (1)(2)  . . . . . . . . . . . .                2,730,615                      15.11%
         c/o Shorewood Packaging Corporation
         10 East 53rd Street
         New York, NY 10022

 Marc P. Shore(1)(3) . . . . . . . . . . . . .                1,211,081                       6.71%
         c/o Shorewood Packaging Corporation
         10 East 53rd Street
         New York, NY 10022

 Floyd S. Glinert(4) . . . . . . . . . . . . .                  201,950                       1.12%
         c/o Shorewood Packaging Corporation
         10 East 53rd Street
         New York, New York 10022

 Seymour Leslie(5) . . . . . . . . . . . . . .                  187,710                       1.04%
         c/o Leslie Group, Inc.
         1370 Avenue of the Americas
         New York, New York 10019

 R. Timothy O'Donnell(7) . . . . . . . . . . .                  108,746                         (6)
         13 West Glenbrooke Circle
         Richmond, Virginia  23229

 Melvin L. Braun(8)  . . . . . . . . . . . . .                    8,046                         (6)
         20230 Back Nine Drive
         Boca Raton, Florida 33434

 Kevin J. Bannon . . . . . . . . . . . . . . .                    4,500                         (6)
         c/o The Bank of New York
         One Wall Street
         New York, New York 10286

 William Weidner . . . . . . . . . . . . . . .                   10,000                         (6)
         c/o Hollywood Casino, Aurora Inc.
         136 South Kentucky Avenue
         Atlantic City, New Jersey  08401

 Named Executive Officers (in addition to the
 Chief Executive Officer, President, and
 Executive Vice President - Marketing, who are directors and are included under the heading
 "Directors")(9)

 Charles Kreussling(10)  . . . . . . . . . . .                  242,300                       1.34%
         c/o Shorewood Packaging Corporation
         10 East 53rd Street
         New York, New York 10022

 All directors and executive officers as a
 group (12 persons)(11)(12)(13)  . . . . . . .                4,543,276                      24.99%

- ---------------


(1) Includes 264,600 shares owned by Ellin Shore and either Marc P. Shore or Andrew Shore, as Trustees, under three Trust Agreements, each dated as of January 15, 1972, for the benefit of Marc P. Shore and two other children of Paul B. Shore, as to all of which shares Paul B. Shore and Marc P. Shore (except with respect to 88,200 shares held by the trust of which Marc P. Shore is the beneficiary) disclaim beneficial ownership.

(2) Includes 5,000 shares owned by Ellin Shore directly and 15 shares owned by Ellin Shore as custodian for a minor grandchild. Ellin Shore is the wife of Paul B. Shore. Includes 45,000 shares subject to stock options issued to Paul B. Shore under the Company's 1986 Employees' Stock Option Plan, which were exercisable on or within 60 days after July 18, 1994. (See "Item 11 - Aggregated Option Exercises and Fiscal Year-end Option Values").


(3) Includes 30,000 shares subject to stock options issued under the Company's Option Plans which were exercisable on or within 60 days after July 18, 1994. (See "Item 11 - Aggregated Option Exercises and Fiscal year - End Option Values"). Includes 34,201 shares of Restricted Stock awarded pursuant to the Company's long term incentive program. (See "Item 12 - "Principal Stockholders").

(4) Includes 18,750 shares subject to stock options issued under the Company's Option Plans which were exercisable on or within 60 days after July 18, 1994. (See "Item 11 - Aggregated Option Exercises and Fiscal Year-End Option Values"). Includes 3,000 shares owned by Phyllis Glinert, Floyd S. Glinert's wife, as to all of which shares Floyd S. Glinert disclaims beneficial ownership.

(5) Includes 175,818 shares held by Leslie Group, Inc., of which Seymour Leslie is Chairman of the Board and a principal stockholder. Includes 11,892 shares subject to stock options issued under the Company's Option Plans which were exercisable on or within 60 days after July 18, 1994.

(6)    Less than 1%.

(7) Includes 300 shares owned by Mr. O'Donnell's wife as custodian for their two minor children. Includes 14,821 shares subject to stock options issued to Jefferson Capital Group, Ltd. (of which Mr. O'Donnell is the President and a principal shareholder), which were exercisable at $5.02 per share on or within 60 days after July 18, 1994, and 3,000 shares subject to stock options issued under the Company's Options Plans which were exercisable on or within 60 days after July 18, 1994.

(8) Includes 7,446 shares subject to stock options issued under the Company's Option Plans which were exercisable on or within 60 days after July 18, 1994.

(9) Murray B. Frischer, formerly the Chief Financial Officer and an Executive Vice President of the Company (and a "Named Executive Officer" for fiscal 1994 within the meaning of the Act), resigned from the employ of the Company effective the close of business May 6, 1994. See "Resignation of Named Executive Officer". Accordingly, Mr. Frischer's beneficial ownership interest in the Company is not reflected herein.

(10) Includes 16,250 shares subject to stock options issued under the Company's Option Plans which were exercisable on or within 60 days after July 18, 1994. (See "Item 11 - Aggregated Option Exercises and Fiscal Year-End Option Values").

(11) The total number of directors and executive officers of the Company includes three executive officers who were not included as Named Executive Officers for the fiscal year ended April 30, 1994.

(12) While the shares described in footnote (1) are attributed to each of Mr. Paul B. Shore and Mr. Marc P. Shore for purposes of calculating the amount of shares beneficially owned by them individually, such shares are included only once in calculating the total amount of shares beneficially owned by all directors and executive officers as a group.

(13) Includes 155,409 shares subject to stock options issued under the Company's Option Plans and the options referred to in note 7 above, which were exercisable on or within 60 days after July 18, 1994. (See "Item 11 - Aggregated Option Exercises and Fiscal Year-End Option Values"). Includes 62,909 shares of Restricted Stock issued to executive officers pursuant to Company's long term incentive program. (See "Item 12 - Principal Stockholders").

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

       During the fiscal year ended April 30, 1994, Jefferson Capital Group, Ltd, an investment banking firm of which R. Timothy O'Donnell is the President and a principal shareholder, advised the Company in connection with its acquisition of the "Somerville Premium Packaging Business" previously conducted by Cascades Paperboard International, Inc. and the related refinancing of the Company's senior notes. For these services, the Company paid Jefferson Capital Group, Ltd an investment advisory fee of $1,500,000.

       The Bank of New York, of which Kevin J. Bannon is an Executive Vice President, is a participant in the Company's lending syndicate which provided financing in connection with the acquisition of the "Somerville Premium Packaging Business" and the related refinancing of senior debt. The extent of the Bank of New York's participation in the Company's credit facilities is $2,835,820. The Bank of New York also acts as the Company's transfer agent.

       Prior to joining the Company on June 3, 1994, Howard M. Liebman was an audit partner at Deloitte & Touche LLP, the Company's independent auditors for fiscal year 1994.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) Financial Statements. See "Index to Financial Statements and Supplementary Data" in Item 8.

         (a)(2) Financial Statements Schedules. See "Index to Financial Statement Schedules" below.

         (a)(3)   Exhibits

NUMBER                                             DESCRIPTION
- ------                                             -----------
 3.1     --   Certificate of Incorporation of the Company, as amended, incorporated by reference to the corresponding Exhibit item to Registration Statement on Form S-1, as amended, as filed with the Commission on September 4, 1986, Commission File
              No. 33-8490.
 3.2     --   Amended and Restated By-laws of the Company, incorporated by reference to the corresponding Exhibit item to Amendment
              No. 1 to Registration Statement on Form S-1, as filed with the Commission on October 20, 1986, Commission File No. 33-
              8490.
 9.1     --   Intentionally Omitted.
10.1     --   through 10.4 Intentionally Omitted.
10.5     --   Agreement of Lease dated May 20, 1977 between Frank X. Mascioli and Shorewood Packaging Corporation, a New York
              corporation, relating to premises located at 55 Engineers Lane, Farmingdale, New York, incorporated by reference to the corresponding Exhibit item to Registration Statement on Form S-1, as amended, as filed with the Commission on
              September 4, 1986, Commission File No. 33-8490.
10.6     --   and 10.7 Intentionally Omitted.
10.8     --   Lease dated June 13, 1979 between Ravin Investments Limited and Shorewood Packaging Corp. of Canada Limited, as
              amended as of March 14, 1983, between Pension Fund Realty Limited and Shorewood Packaging Corp. of Canada Limited,
              relating to premises located at 2220 Midland Avenue, Scarborough, Ontario, Canada, incorporated by reference to the corresponding Exhibit item to Registration Statement on Form S-1, as amended, as filed with the Commission on
              September 4, 1986, Commission File No. 33-8490.
10.9     --   Lease Agreement dated November 1, 1984 between The Beneficiary Of Land Trust Established With American National Bank
              and Trust Company of Chicago and Shorewood Packaging Company of Illinois, Inc., relating to the Countryside Executive
              Center in Palatine, Illinois, incorporated by reference to the corresponding Exhibit item to Registration Statement on
              Form S-1, as amended, as filed with the Commission on September 4, 1986, Commission File No. 33-8490.
10.10    --   through 10.39 Intentionally Omitted.
10.40    --   Non-Competition Agreement dated as of June 20, 1985 between Shorewood Packaging Corporation of New York and Paul B.
              Shore, incorporated by reference to the corresponding Exhibit item to Registration Statement on Form S-1, as amended, as filed with the Commission on September 4, 1986, Commission File No. 33-8490.
10.41    --   Non-Competition Agreement dated as of June 20, 1985 between Shorewood Packaging Corporation of New York and Marc P.
              Shore, incorporated by reference to the corresponding Exhibit item to Registration Statement on Form S-1, as amended, as filed with the Commission on September 4, 1986, Commission File No. 33-8490.

10.42    --   Non-Competition Agreement dated as of June 20, 1985 between Shorewood Packaging Corporation of New York and Floyd
              Glinert, incorporated by reference to the corresponding Exhibit item to Registration Statement on Form S-1, as amended, as filed with the Commission on September 4, 1986, Commission File No. 33-8490.
10.43    --   Non-Competition Agreement dated as of June 20, 1985 between Shorewood Packaging Corporation of New York and Murray B.
              Frischer, incorporated by reference to the corresponding Exhibit item to Registration Statement on Form S-1, as amended, as filed with the Commission on September 4, 1986, Commission File No. 33-8490.
10.44    --   Non-Competition Agreement dated as of June 20, 1985 between Shorewood Packaging Corporation of New York and Charles
              Kreussling, incorporated by reference to the corresponding Exhibit item to Registration Statement on Form S-1, as amended, as filed with the Commission on September 4, 1986, Commission File No. 33-8490.
10.45    --   Non-Competition Agreement dated as of June 20, 1985 between Shorewood Packaging Corporation of New York and Kenneth
              Rosenblum, incorporated by reference to the corresponding Exhibit item to Registration Statement on Form S-1, as amended, as filed with the Commission on September 4, 1986, Commission File No. 33-8490.
10.46    --   through 10.50 Intentionally Omitted.
10.51    --   Lease dated as of April 30, 1987 between Shorewood Packaging Corporation and Blamore Real Estate Company relating to the premises located at 10 East 53rd Street, New York, New York, incorporated by reference to the corresponding
              Exhibit item to Registration Statement on Form S-1, as amended, as filed with the Commission on June 5, 1987,
              Commission File No. 33-14395.
10.52    --   through 10.56 Intentionally Omitted.
10.57    --   Asset Purchase Agreement, dated as of August 1, 1988, by and among Goody Products, Inc., Southeastern Box Co., Inc.,
              Shorewood Packaging Corporation and Shorewood Box Co., Inc., incorporated by reference to the corresponding Exhibit item to Quarterly Report on Form 10-Q for the quarter ended July 30, 1988 filed with the Commission on August 30,
              1988, Commission file No. 0-15077.
10.58    --   Agreement, dated August 1, 1988, by and between Goody Products, Inc. and Shorewood Packaging Corporation, incorporated by reference to the corresponding Exhibit item to Quarterly Report on Form 10-Q for the quarter ended July 30, 1988 filed with the Commission on August 30, 1988.  Commission file No. 0-15077.
10.59    --   through 10.64 Intentionally Omitted.
10.65    --   Amendment to Note Purchase Agreement dated December 5, 1989 between Shorewood Packaging Corporation and each of
              Connecticut General Life Insurance Company, CIGNA Property and Casualty Insurance Company, Connecticut General Life
              Insurance Company, on behalf of one or more separate accounts, CONGEN TWENTY-EIGHT & CO. and CONGEN THIRTY & CO., incorporated by reference to the corresponding Exhibit item to quarterly Report on Form 10-Q for the quarter ended
              January 27, 1990 filed with the Commission on February 28, 1990, Commission file No. 0-15077.
10.66    --   Shorewood Packaging Corporation Profit Sharing Plan as Amended, Renamed and Restated effective January 1, 1989 among
              Shorewood Packaging Corporation, Shorewood Packaging of California, Inc., Shorewood Packaging Company of Illinois,
              Inc., Shorewood Transport, Inc., Southeastern Box Corporation and Shorewood Packaging of Virginia, Inc., incorporated by reference to the corresponding Exhibit item to the Company's annual report on Form 10-K for the fiscal year ended
              April 28, 1990, as filed with the Commission on July 20, 1990, Commission File No. 0-15077.

10.67    --   Amendment, as of June 27, 1991, to the Note Purchase Agreement dated December 14, 1988 (as heretofore amended) between
              Shorewood Packaging Corporation and each of Connecticut General Life Insurance Company, CIGNA Property and Casualty
              Insurance Company, Connecticut General Life Insurance Company on behalf of one or more separate accounts, CONGEN
              TWENTY-EIGHT & CO. and CONGEN THIRTY & CO. incorporated by reference to the corresponding Exhibit item to the
              Company's annual report on Form 10-K for the fiscal year ended April 27, 1991, as filed with the Commission on July
              23, 1991, Commission File No. 0-15077.
10.68    --   Credit Agreement dated as of June 27, 1991 between Shorewood Packaging Corporation and The Citizens and Southern
              National Bank with Credit Agreement incorporated by reference to the corresponding exhibit item to the Company's annual report on Form 10-K for the fiscal year ended April 27, 1991, as filed with the Commission on July 23, 1991,
              Commission File No. 0-15077.
10.69    --   Note Purchase Agreement dated as of June 27, 1991 between Shorewood Packaging Corporation and each of Connecticut
              General Life Insurance Company and Connecticut General Life Insurance Company, on behalf of one or more separate accounts, pertaining to the issuance of $12,000,000 in aggregate principal amount of 9.15% Senior Notes due June 30,
              1997, incorporated by reference to the corresponding Exhibit item to the Company's annual report on Form 10-K for the fiscal year ended April 27, 1991, as filed with the Commission on July 23, 1991, Commission File No. 015077.
10.70    --   Note Purchase Agreement dated as of June 27, 1991 between Shorewood Packaging Corporation and each of Connecticut
              General Life Insurance Company, CIGNA Mezzanine Partners II, L.P., Life Insurance Company of North American and The
              Prudential Insurance Company of America pertaining to the issuance of $17,500,000 in aggregate principal amount of
              9.50% Convertible Subordinated Notes due June 30, 2001, incorporated by reference to the corresponding Exhibit item to the Company's annual report on Form 10-K for the fiscal year ended April 27, 1991, as filed with the Commission on
              July 23, 1991, Commission File No. 015077.
10.71    --   Note Purchase Agreement dated as of June 27, 1991 between Shorewood Packaging Corporation and The Prudential Insurance
              Company of America pertaining to the issuance of $15,000,000 in aggregate principal amount of 9.71% Senior Fixed Rate
              Notes due 1998 and of $12,500,000 in aggregate principal amount of Senior Floating Rate Notes due 1996, incorporated by reference to the corresponding Exhibit item to the Company's annual report on Form 10-K for the fiscal year ended
              April 27, 1991, as filed with the Commission on July 23, 1991, Commission File No. 015077.
10.72    --   Blanket Subordination Agreement dated as of June 27, 1991 by Shorewood Packaging Corporation and each of its subsidiaries in favor of each of The Prudential Insurance Company of America, The Citizens and Southern National Bank,
              The Royal Bank of Canada, Connecticut General Life Insurance Company, Connecticut General Life Insurance Company, in
              behalf of one or more separate accounts, Life Insurance Company of North America, CIGNA Mezzanine Partners, II. L.P.,
              CIGNA Property and Casualty Insurance Company CONGEN TWENTYEIGHT & CO. and CONGEN THIRTY & CO., incorporated by reference to the corresponding Exhibit item to the Company's annual report on Form 10-K for the fiscal year ended
              April 27, 1991, as filed with the Commission on July 23, 1991, Commission File No. 015077.
10.73    --   Amendment, as of December 2, 1991, to Note Purchase Agreement dated June 27, 1991 between Shorewood Packaging
              Corporation and each of Connecticut General Life Insurance Company, CIGNA Mezzanine Partners II, L.P., Life Insurance
              Company of North America

              and The Prudential Insurance Company of America incorporated by reference to the corresponding Exhibit item to Quarterly Report on
              Form 10-Q for the quarter ended November 2, 1991 as filed with the
              Commission on December 12, 1991, Commission File No. 0-15077.
10.74    --   Amendment, as of December 2, 1991 to Note Purchase Agreement dated as of June 27, 1991 between Shorewood Packaging
              Corporation and each of Connecticut General Life Insurance Company and ConnGen Life Insurance Company, on behalf of one or more separate accounts incorporated by reference to the corresponding Exhibit item to Quarterly Report on Form
              10-Q for the quarter ended November 2, 1991 as filed with the Commission on December 12, 1991, Commission File No. 0-
              15077.
10.75    --   Amendment, as of December 2, 1991, to Note Purchase Agreement dated as of December 14, 1988 between Shorewood
              Packaging Corporation and each of ConnGen Life Insurance Company, CIGNA Property and Casualty Insurance Company,
              CONGEN Twenty-Eight & Co., CONGEN Thirty & Co., CIG & Co., and Connecticut General Life Insurance Company on behalf of one or more separate accounts incorporated by reference to the corresponding Exhibit item to Quarterly Report on Form
              10-Q for the quarter ended November 2, 1991 as filed with the Commission on December 12, 1991, Commission File No. 0-
              15077.
10.76    --   Amendment, as of December 2, 1991, to Note Purchase Agreement dated as of June 27, 1991 between Shorewood Packaging
              Corporation and The Prudential Insurance Company of America incorporated by reference to the corresponding Exhibit item to Quarterly Report on Form 10-Q for the quarter ended November 2, 1991 as filed with the Commission on December
              12, 1991, Commission File No. 0-15077.
10.77    --   Intentionally Omitted.
10.78    --   Asset Purchase Agreement dated December 23, 1993 by and among Shorewood Paperboard Corporation Limited, Shorewood
              Acquisition Corporation of Delaware, Paperboard Industries Corporation and Paperboard Industries Inc. incorporated by reference to the corresponding exhibit item to Form 8-K Current Report of Shorewood Packaging Corporation filed with
              the Commission on January 28, 1994, Commission File   No. 0-15077.
10.79    --   Sheeter Purchase Agreement dated December 23, 1993 by and among Shorewood Acquisition Corporation of Delaware and
              Paperboard Industries Inc. incorporated by reference to the corresponding exhibit item to Form 8-K Current Report of
              Shorewood Packaging Corporation filed with the Commission on January 28, 1994, Commission File  No. 0-15077.
10.80    --   Restated and Amended Credit Agreement dated February 25, 1994 between Shorewood Packaging Corporation, Shorewood
              Corporation of Canada Limited and NationsBank of North Carolina, N.A. and The Bank of Nova Scotia incorporated by reference to the corresponding exhibit item to Shorewood Packaging Corporation's quarterly report on Form 10-Q for the fiscal quarter ended January 29, 1994, as filed with the Commission on March 15, 1994, Commission File No.  0-15077.
10.81    --   Trademark License Agreement dated January 14, 1994 between Paperboard Industries Inc. and Shorewood Acquisition
              Corporation of Delaware incorporated by reference to the corresponding exhibit item to the Company's annual report on
              Form 10-K for the fiscal year ended April 30, 1994, as filed with the Commission on July 29, 1994, Commission File No.
              O-15077.
10.82    --   Non-Competition Agreement dated January 14, 1994 between Cascades Inc., Cascades Paperboard International Inc.,
              Paperboard Industries Corporation, Paperboard Industries

              Inc., Shorewood Packaging Corporation, Shorewood Paperboard
              Corporation Limited and Shorewood Acquisition Corporation of
              Delaware incorporated by reference to the corresponding exhibit item to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1994, as filed with the Commission on July
              29, 1994, Commission File No. O-15077.
10.83    --   First Amendment to Restated and Amended Credit Agreement dated July 18, 1994 between Shorewood Packaging Corporation,
              Shorewood Corporation of Canada Limited and NationsBank of North Carolina, N.A. and The Bank of Nova Scotia
              incorporated by reference to the corresponding exhibit item to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1994, as filed with the Commission on July 29, 1994,  Commission File No. O-15077.
10.84    --   Amendment, as of January 14, 1994, to Note Purchase Agreement dated as of June 27, 1991 between Shorewood Packaging
              Corporation and each of Connecticut General Life Insurance Company, Inc., Mezzanine Partners II, L.P., Life Insurance
              Company of North America and The Prudential Insurance Company of America incorporated by reference to the corresponding exhibit item to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1994, as filed with the Commission on July 29, 1994, Commission File No. O-15077.
10.85    --   Asset Purchase Agreement dated January 17, 1994 between Shorewood/Heminway Acquisition Corporation and Heminway
              Packaging Corporation (omitting schedules and exhibits) incorporated by reference to the corresponding exhibit item to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1994, as filed with the Commission on
              July 29, 1994, Commission File No. O-15077.
10.86    --   Lease dated as of January 17, 1994 between Shorewood/Heminway Acquisition Corporation and Heminway Packaging
              Corporation in respect of premises located at 155 South Leonard Street, Waterbury, Connecticut incorporated by reference to the corresponding exhibit item to the Company's annual report on Form 10-K for the fiscal year ended
              April 30, 1994, as filed with the Commission on July 29, 1994, Commission File No. O-15077.
10.87    --   Letter Agreement dated April 21, 1994 by and among SPC Corporation Limited, (formerly known as Shorewood Paperboard
              Corporation Limited), Shorewood Acquisition Corporation of Delaware, Paperboard Industries Corporation and Paperboard
              Industries Inc. in respect of working capital adjustment incorporated by reference to the corresponding exhibit item to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1994, as filed with the Commission on
              July 29, 1994, Commission File No. O-15077.
10.88    --   Employment Agreement dated as of May 16, 1994 between Shorewood Packaging Corporation and Howard M. Liebman
              incorporated by reference to the corresponding exhibit item to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1994, as filed with the Commission on July 29, 1994, Commission File No. O-15077.
10.89    --   Consultation and Termination Agreement dated May 6, 1994 between Shorewood Packaging Corporation and Murray B.
              Frischer incorporated by reference to the corresponding exhibit item to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1994, as filed with the Commission on July 29, 1994, Commission File No. O-15077.
10.90    --   Shorewood Packaging Corporation Retirement and Savings Plan, and Adoption Agreement, dated March 19, 1994 between
              Shorewood Packaging Corporation and its subsidiaries, as employer, and NationsBank of Georgia, N.A., as trustee incorporated by reference to the corresponding exhibit item to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1994, as filed with the Commission on July 29, 1994, Commission File No. O-15077.

10.91    (a)  Stock Warrant Agreement to purchase 100,000 shares of Common Stock, dated as of January 13, 1994.
10.91    (b)  Stock Warrant Agreement dated as of July 23, 1992 to purchase 300,000 shares of Common Stock.
21.1     --   Subsidiaries of Registrant.
23.1     --   Consent of Deloitte & Touche LLP.
         (b)  Reports on Form 8-K
              The Company filed a Form 8-K/A with the Commission on March 18, 1994 which amends the Company's current form 8-K filed on January 27, 1994 in connection with the acquisition of the Premium Packaging Business.  The Form 8-K/A contains interim financial statements relating to the Premium Packaging Business and the required pro-forma financial information.

Index to Financial Statement Schedules


                                                                 Page
                                                                 ----
  IV     Indebtedness to Related Parties                          60
   V     Property, Plant and Equipment                            61
  VI     Accumulated Depreciation and Amortization
          of Property Plant and Equipment                         62
VIII     Valuation and Qualifying Accounts                        63
  IX     Short-Term Borrowings                                    64
   X     Supplementary Income Statement Information               65


         Other schedules are omitted because they are not required, are not applicable, or because the required information is included in the Consolidated Financial Statements or notes thereto.

                                                                     SCHEDULE IV

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                 SCHEDULE IV - INDEBTEDNESS TO RELATED PARTIES

                                 (In thousands)



             Column A             Column B         Column C          Column D           Column E
             --------             --------         --------          --------           --------
                                  Balance at                                            Balance at
                                  beginning                                             end
             Name of Person       of period        Additions         Deductions         of period
             --------------       ---------        ---------         ----------         ---------
53 WEEKS ENDED MAY 2, 1992
  CIGNA CORPORATION and
  its affiliates                    $10,000        $ 27,000(1)       $ (2,000)           $35,000
                                    -------        --------          --------            -------
52 WEEKS ENDED MAY 1, 1993
  CIGNA CORPORATION and
  its affiliates                    $35,000        $      -          $      -            $35,000
                                    -------        --------          --------            -------
52 WEEKS ENDED APRIL 30, 1994
  CIGNA CORPORATION and
  its affiliates                    $35,000        $      -          $(20,000)           $15,000
                                    -------        --------          --------            -------




(1)     Debt incurred related to the special cash dividend paid in July 1992.

                                                                      SCHEDULE V
                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                 (In thousands)

             Column A                    Column B       Column C       Column D          Column E         Column F
             --------                    --------       --------       --------          --------         --------
                                                                                         Other
                                         Balance at                                      changes-         Balance at
                                         beginning      Additions                        add (deduct)     end of
             Classification              of period      at cost        Retirements       -describe        period
             --------------              ---------      -------        -----------       ---------        ------
53 WEEKS ENDED MAY 2, 1992
LAND  . . . . . . . . . . . . . . . .    $     424      $      -       $       -         $      -         $     424
BUILDING AND IMPROVEMENTS . . . . . .       11,590            25               -                -            11,615
MACHINERY AND EQUIPMENT . . . . . . .       68,727         3,251          (1,306)           3,348  (1)       72,360
                                                                                             (360) (3)
                                                                                           (1,300) (4)
LEASEHOLD IMPROVEMENTS  . . . . . . .        2,361           110               -               23  (1)        2,349
                                                                                                3  (3)
                                                                                             (148) (4)
CONSTRUCTION IN PROGRESS  . . . . . .        7,472           526               -           (3,371) (1)        4,618
                                                                                               (9) (3)
                                            ------        ------          ------           ------            ------
    TOTALS  . . . . . . . . . . . . .    $  90,574      $  3,912       $  (1,306)        $ (1,814)        $  91,366
                                         =========      ========       =========         ========         =========

52 WEEKS ENDED MAY 1, 1993
LAND  . . . . . . . . . . . . . . . .    $     424      $      -       $       -         $      -         $     424
BUILDING AND IMPROVEMENTS . . . . . .       11,615            41               -                1  (1)       11,657
MACHINERY AND EQUIPMENT . . . . . . .       72,360         8,131          (2,001)             848  (1)       77,720
                                                                                             (910) (3)
                                                                                            1,092  (5)
                                                                                           (1,800) (6)
LEASEHOLD IMPROVEMENTS  . . . . . . .        2,349            74               -                7  (1)        2,407
                                                                                              (23) (3)
CONSTRUCTION IN PROGRESS  . . . . . .        4,618         4,126               -             (856) (1)        7,874
                                                                                              (14) (3)
                                            ------        ------          ------           ------           -------
    TOTALS                               $  91,366      $ 12,372       $  (2,001)        $ (1,655)        $ 100,082
                                         =========      ========       =========         ========         =========

52 WEEKS ENDED APRIL 30, 1994
LAND  . . . . . . . . . . . . . . . .    $     424      $      -       $       -         $  1,932 (2)     $   2,330
                                                                                              (26)(3)
BUILDING AND IMPROVEMENTS . . . . . .       11,657           144               -               28 (1)        30,218
                                                                                           18,661 (2)
                                                                                             (272)(3)
MACHINERY AND EQUIPMENT . . . . . . .       77,720         6,440            (949)           5,425 (1)       144,042
                                                                                            58,037 (2)
                                                                                           (2,631)(3)
LEASEHOLD IMPROVEMENTS  . . . . . . .        2,407            -                              (36)(3)         2,371

CONSTRUCTION IN PROGRESS  . . . . . .        7,874         2,575               -           (5,453)(1)         5,081
                                                                                              108 (2)
                                                                                              (23)(3)
                                           -------        ------          ------           ------           -------
    TOTALS  . . . . . . . . . . . . .    $ 100,082      $  9,159       $    (949)        $ 75,750         $ 184,042
                                         =========      ========       =========         ========         =========

- ---------------

(1) Transfers from construction in progress to the appropriate asset group.

(2) Net assets acquired through purchase acquisitions.

(3) Effect of exchange rate changes.

(4) Assets sold through divestiture of operations.

(5) Adjustment in connection with the implementation of FASB 109 - Accounting for Income Taxes.

(6) Write-off of fully depreciated assets.

                                                                     SCHEDULE VI

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                   SCHEDULE VI - ACCUMULATED DEPRECIATION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                 (In thousands)


              Column A                     Column B       Column C     Column D         Column E        Column F
              --------                     --------       --------     --------         --------        --------
                                                          Additions                     Other
                                           Balance at     charged to                    changes -       Balance at
                                           beginning      costs and                     add (deduct)    end of
              Description                  of period      expenses     Retirements      - describe      period
              -----------                  ---------      --------     -----------      ----------      ------
53 WEEKS ENDED MAY 2, 1992
BUILDING AND IMPROVEMENTS . . . . . . .    $  2,414       $    615     $      -         $      -         $   3,029
MACHINERY AND EQUIPMENT . . . . . . . .      26,510          6,808         (947)            (177) (1)       31,595
                                                                                            (599) (2)
LEASEHOLD IMPROVEMENTS  . . . . . . . .       1,112            243            -               29  (1)        1,290
                                                                                             (94) (2)
                                             ------         ------       ------           ------            ------
        TOTALS  . . . . . . . . . . . .    $ 30,036       $  7,666     $   (947)        $   (841)        $  35,914
                                           ========       ========     ========         ========         =========

52 WEEKS ENDED MAY 1, 1993
BUILDING AND IMPROVEMENTS . . . . . . .    $  3,029       $    609     $      -         $      -         $   3,638
MACHINERY AND EQUIPMENT . . . . . . . .      31,595          7,050       (1,399)            (388) (1)       35,058
                                                                                          (1,800) (3)
LEASEHOLD IMPROVEMENTS  . . . . . . . .       1,290            229            -               (5) (1)        1,514

                                             ------         ------       ------           ------            ------
        TOTALS  . . . . . . . . . . . .    $ 35,914       $  7,888     $ (1,399)        $ (2,193)        $  40,210
                                           ========       ========     ========         ========         =========

52 WEEKS ENDED APRIL 30, 1994
BUILDING AND IMPROVEMENTS . . . . . . .    $  3,638       $    766     $      -         $     (1) (1)    $   4,403
MACHINERY AND EQUIPMENT . . . . . . . .      35,058          8,873         (870)            (767) (1)       42,564
                                                                                             270  (4)
LEASEHOLD IMPROVEMENTS  . . . . . . . .       1,514            195            -              (10) (1)        1,699

                                             ------         ------       ------           ------            ------
        TOTALS  . . . . . . . . . . . .    $ 40,210       $  9,834     $   (870)        $   (508)        $  48,666
                                           ========       ========     ========         ========         =========

- ---------------

(1)     Effect of exchange rate changes.
(2)     Assets sold through divestiture of operations.
(3)     Write-off of fully depreciated assets.
(4)     Adjustment to net realizable value for certain assets


The Company computes depreciation and amortization of property, plant and equipment substantially by the straight-line method over the shorter of the estimated useful lives or lease periods of the respective assets as follows:

                                           Useful Life
                                           -----------
        Building and improvements         20 - 40 years
        Machinery and equipment            3 - 13 years
        Leasehold improvements                  Various

                                                                   SCHEDULE VIII

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)



        Column A                  Column B        Column C       Column D         Column E            Column F
        --------                  --------        --------       --------         --------            --------
                                                         Additions
                                                  -----------------------
                                                                 Charged
                                  Balance at      Charged to     to other                             Balance at
                                  beginning       costs and      accounts         Deductions          end of
        Description               of period       expenses       - describe       - describe          period
        -----------               ---------       --------       ----------       ----------          ------
53 WEEKS ENDED MAY 2, 1992:
                                                                                     (386) (1)
        Accounts Receivable       $   329         $   310        $     -          $    (1) (2)        $   252
                                  -------         -------        -------          -------             -------
52 WEEKS ENDED MAY 1, 1993:
                                                                                      (61) (1)
        Accounts Receivable       $   252         $   121        $     -          $    (5) (2)        $   307
                                  -------         -------        -------          -------             -------
52 WEEKS ENDED APRIL 30, 1994:
                                                                                     (459) (1)
        Accounts Receivable       $   307         $   392        $     -          $    (9) (2)        $   231
                                  -------         -------        -------          -------             -------

- ---------------

(1)     Write-off of uncollectible balances.
(2)     Effect of exchange rate changes.

                                                                     SCHEDULE IX

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                       SCHEDULE IX- SHORT-TERM BORROWINGS

                             (Dollars in thousands)


   Column A                       Column B        Column C       Column D         Column E            Column F
   --------                       --------        --------       --------         --------            --------
                                                                 Maximum          Average             Weighted
                                                  Weighted       amount           amount              average
                                  Balance at      average        outstanding      outstanding         interest
   Category of aggregate          end             interest       during           during              during
   short-term borrowings          of period       rate           the period       the period          the period
   ---------------------          ---------       ----           ----------       ----------          ----------
                                                                                     (A)                 (B)
53 WEEKS ENDED MAY 2, 1992:
        Bank Loans Payable        $ 3,616         8.80%          $ 6,696          $ 4,348             8.94%
                                  -------         -----          -------          -------             -----
52 WEEKS ENDED MAY 1, 1993:
        Bank Loans Payable        $ 6,569         6.86%          $ 7,612          $ 4,682             7.03%
                                  -------         -----          -------          -------             -----
52 WEEKS ENDED APRIL 30, 1994:
        Bank Loans Payable        $     -          N/A           $ 9,161          $ 3,911             6.04%
                                  -------         -----          -------          -------             -----

- ---------------


(A) Average amount outstanding during the period is computed by dividing the total of monthly outstanding principal balances by the number of months in the period.
(B) Weighted average interest rate for the period is computed by dividing the actual short-term interest expense by the average short-term debt outstanding.

                                                                      SCHEDULE X

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (In thousands)

                              Column A                                                              Column B
                              --------                                                              --------
                                                                                          Charged to Cost and Expenses
                                                                             -----------------------------------------------------
                                                                             52 Weeks                52 Weeks             53 Weeks
                                                                             Ended                   Ended                Ended
                                                                             April 30,               May 1,               May 2,
                                                                             1994                    1991                 1992
                                                                             ---------               --------             --------
Maintenance and Repairs . . . . . . . . . . . . . . . . . . . . . . . .      $  4,181                $  3,861             $  3,246
Depreciation and Amortization of Intangible Assets  . . . . . . . . . .             *                       *                    *
Taxes other than Payroll and Income taxes . . . . . . . . . . . . . . .             *                       *                    *
Royalties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             *                       *                    *
Advertising Costs . . . . . . . . . . . . . . . . . . . . . . . . . . .             *                       *                    *

- ---------------

*   Not applicable since amount is less than 1% of net sales.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SHOREWOOD PACKAGING CORPORATION


                                  By:  /s/ Paul B. Shore
                                       ----------------------------------------
                                       Paul B. Shore
                                       Chairman of the Board and Chief
                                       Executive Officer

                                                           Date:  April 19, 1995

                                 EXHIBIT INDEX


Item             Description                                  Page
- ----             -----------                                  ----
10.91  (a)  Stock Warrant Agreement dated
            as of January 13, 1994 to purchase
            100,000 shares of Common Stock.                    68
10.91  (b)  Stock Warrant Agreement dated as
            of July 23, 1992 to purchase
            300,000 shares of Common Stock.                    75

21.1        Subsidiaries of Registrant                         82

23.1        Consent of Deloitte & Touche LLP                   83