Form 10-K
period 1995-04-29
SHOREWOOD PACKAGING CORP
filed 1995-07-28
CIK 800266

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             ______________________

                                   FORM 10-K
(MARK ONE)

      /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended April 29, 1995

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

                                277 PARK AVENUE
                    (Address of principal executive offices)

                                     10172
                                   (Zip Code)

                                 (212) 371-1500
               Registrant's telephone number, including area code

                             ----------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


TITLE OF EACH CLASS:                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
- -------------------                    -----------------------------------------

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

                               Yes /x/    No / /
                                   ---       ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         As of July 26, 1995, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $263,950,080. (This figure was computed on the basis of the average of the high and low selling prices for the Registrant's common stock on July 26,
1995). Non-affiliates include all shareholders of Registrant other than executive officers, directors and 5% shareholders who are employees of the Registrant. As of July 26, 1995, there were 19,367,599 shares of the Registrant's common stock, $.01 par value per share, issued and outstanding.

         The information required in Part III of this Form 10-K is incorporated by reference from the Registrant's definitive proxy statement for the October 19, 1995 annual meeting of stockholders.

The Exhibit Index is Located on Page 40.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

         Shorewood Packaging Corporation and its subsidiaries (collectively, "Shorewood" or the "Company") print and manufacture high quality paperboard packaging for the cosmetics, home video, music, software, tobacco and toiletries and general consumer markets in the United States and Canada. Shorewood was incorporated in November 1967. The Company's principal executive offices are located at 277 Park Avenue, New York, New York 10172 and its telephone number is (212) 371-1500.

         Shorewood's strategic objectives are (i) the maintenance of its position as a leading paperboard packager to the tobacco industry and the home entertainment market, which includes the music and video industries; (ii) the further expansion of the Company's markets in the CD-ROM computer software and games industry and in the cosmetics and toiletries, food, liquor, consumer electronics, film and hosiery industries; and (iii) the identification of other areas in the general consumer packaging industry that can most benefit from the Company's ability to produce graphically enhanced high quality packaging. To achieve these objectives, the Company intends to continue expanding its printing, packaging and graphic arts capabilities, including the development and application of advanced manufacturing technologies.

         Packaging Products

         The Company produces high quality specialized packaging, principally folding cartons and set up boxes, for its customers in the United States and Canada that require sophisticated precision graphic packaging for their products, including customers in the home entertainment industry, the tobacco industry, the software industry, the personal care, cosmetic and toiletries industries and in such general consumer industries as the food, liquor, film, hosiery, consumer electronics and pharmaceutical industries.

         In January 1994, the Company acquired the assets comprising the "Somerville Premium Packaging Business" of Cascades Paperboard International, Inc. (the "Premium Group"). See "Acquisitions". As a result of its acquisition of the Premium Group, the Company has become a principal supplier of printed packaging products for the tobacco industry. For its tobacco industry customers, the Company produces the hard flip-top cigarette packages as well as the traditional slide and shell packages. These products are used to package many of the leading tobacco brands. The Company believes that through its acquisition of the Premium Group it has become the primary carton supplier to the Canadian tobacco industry and a leading manufacturer of paperboard packaging for the tobacco industry in the United States. See "Tobacco Industry". In the fiscal year ended April 29, 1995 ("fiscal 1995"), Philip Morris, one of Shorewood's tobacco industry customers, accounted for approximately 17% of the Company's consolidated net revenues. In addition, two other customers, who may be deemed to be affiliated with each other, accounted in the aggregate for approximately 13% of the Company's fiscal 1995 consolidated net revenues, albeit neither alone accounted for more than 10% of the Company's consolidated revenues in such fiscal year. Although Shorewood believes that its relationships with these customers are excellent, the Company does not have long-term supply agreements with them and there can be no assurance that their packaging requirements in the future will continue at the same levels as in fiscal 1995.

         For its music and home entertainment industry customers, the Company manufactures compact disc packaging (including folders, booklets and liners), prerecorded cassette packaging (including folders and sleeves), and other printed material and paperboard packaging for all video cassette formats (including VHS and 8 millimeter). The Company's music industry customers include most of the major music production and distribution companies in the United States. The Company has long-standing relationships with many of these companies and in certain cases also has agreements, typically for three to five years, to supply their packaging products.


         In March 1993, the manufacturers of prerecorded music discontinued the use of the long-box as a packaging medium for compact discs. During fiscal 1993, the Company realized revenues of approximately $20 million from the sales of the long-box. Revenues derived from the long-box were negligible during fiscal years 1994 and 1995. The revenue loss was mitigated as the Company's revenues increased in fiscal years 1994 and 1995, primarily as a result of its acquisition of the Premium Group. Additionally, the Company continues its efforts to market to music industry manufacturers and other users of compact discs different forms of compact disc packaging.

         The Company has supplied a significant portion of the music packaging products required by Sony Music Entertainment, Inc., a wholly-owned subsidiary of Sony Corporation ("Sony") and, from time to time, has entered into supply agreements with Sony. Sony and its affiliates (including its Canadian operations) accounted for approximately 18% of the Company's net sales for fiscal 1993. Sony did not account for more than 10% of the Company's consolidated revenues in either fiscal 1994 or fiscal 1995. The Company cannot predict the packaging product requirements of Sony in the future.

         The Company is a supplier of paperboard packaging for the cosmetics and toiletries industry and also produces a wide range of consumer packaging products. Additionally, as a result of the Company's acquisition of certain operating assets from Heminway Packaging Corporation ("Heminway") in January 1994, the Company manufactures and provides rigid set-up boxes, principally for customers in the cosmetics industry. See "Acquisitions."

         An emerging new market for the Company's products is the CD-ROM computer software and games industry. The Company is currently constructing a manufacturing facility in the Pacific Northwest, home of many leading software manufacturers, to better service this market. See "Item 2. Properties". The Company expects to derive future sales growth through the continued expansion of its role as a supplier of paperboard packaging for CD-ROM products.

         Production

         The Company generally produces packaging from specifications, art work or film supplied by its customers. However, the Company from time to time designs and develops new packaging concepts and structures when required by its customers.

         Shorewood has developed and currently utilizes a printing and manufacturing web system, referred to as the "JOSH System", which combines gravure and lithographic printing. The Company believes that the JOSH System gives designers of packaging the flexibility to translate certain graphic concepts into high quality, cost-efficient and precisely manufactured packaging. The Company's manufacturing facilities are equipped with Josh Systems and multi-color sheet fed printing presses as well as other equipment necessary to produce packaging including platemaking equipment, leaf stamping machines, diecutters/embossers, folders and gluers. Further, the Company has machine shops which enable it to service and maintain substantially all of its machinery and equipment. The Company also maintains a full-time design and engineering staff.

         The Company's productive capacity has substantially increased as a result of capital expenditures for machinery and equipment and the acquisition of new facilities, including the acquisition of the

Premium Group. The Company's policy is to continue to enhance its technological capacities to meet competitive challenges, although there can be no assurance that it will be able to do so.

         Marketing and Sales

         The Company's sales result primarily from direct solicitation by the Company's executive officers and 54 salespeople, 34 of whom are in the United States and 20 of whom are in Canada.

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

         In addition to sales activities conducted from its manufacturing plants, the Company has sales offices in New York, New York; Los Angeles and Redwood City, California; Chicago, Illinois; Charlotte, North Carolina; Greenwich, Connecticut and Montreal, Canada.

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

         Customers are billed upon completion of a shipment. For customers in the music and home video industry, and the tobacco industry, jobs are generally completed and shipped to customers shortly after an order is received. For general consumer customers, jobs are usually completed and shipped within six to eight weeks. As of April 29, 1995, the Company had approximately $62 million in backlog orders, all of which will be filled within the fiscal year ending April 27, 1996 ("fiscal 1996"). As of April 1994, the Company had approximately $45.9 million in backlog orders, all of which were filled within the 1995 fiscal year.

         Competition

         The principal elements of competition in the paperboard packaging industry are quality, service and price. The Company believes that it competes effectively in each of these categories. Although the Company believes that it is the largest non- integrated folding carton company in North America, it faces substantial competition from different companies in its different industry areas, some of which are subsidiaries or divisions of companies with much greater financial resources than those of the Company.

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

         Employees

         At April 29, 1995, the Company employed approximately 2,700 full-time employees, of which approximately 1,700 individuals were located in the United States and approximately 1,000 individuals were located in Canada.

         Approximately 22% of the Company's employees are represented by unions covering manufacturing personnel in Andalusia, Alabama; Waterbury, Connecticut; Pittsford, New York; Smiths Falls and Toronto, Canada (Toronto Carton facility only). Collective bargaining contracts are negotiated on an individual plant or union local basis. The Company's collective bargaining agreements expire at various times from 1995 to 1999. The Company considers its labor relations to be satisfactory and it has not experienced any significant work stoppages in its operating history.

         Materials

         Although the Company buys a number of different materials, such as paperboard, paper, ink, coatings, film and plates, the costs associated with the purchase of paperboard and paper are the most significant. The Company purchases paperboard and paper from various mills and suppliers and many alternate sources are available. While the Company does not anticipate any significant difficulty in obtaining supplies of paperboard, paper or other materials in the future, there can be no assurance that, as the Company's business continues to expand, it will not encounter difficulty in obtaining its increasing material requirements.

         Acquisitions

         Effective January 1, 1994, the Company, through wholly-owned subsidiaries, acquired the Premium Group for a cash payment of approximately $96.9 million and the assumption of approximately $9.9 million of liabilities. In addition, the Company is contingently liable for the payment of $5 million if certain combined earnings levels during the four year period following the consummation of the transaction are achieved. The Company has issued a warrant to the seller to purchase 35,000 shares of the Company's common stock which is exercisable at $13.50 per share, subject to the same contingency. At the time of the closing of the transaction, the Company prepaid a total of $31.9 million of senior notes. The transaction and prepayment of the Company's senior notes were paid for from the proceeds of senior credit facilities provided to the Company and its subsidiaries by a syndicate of lenders.

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

         The acquisition of the Premium Group added to the Company's manufacturing facilities two plants in Canada, located in Brockville and Smiths Falls, Ontario, and three plants in the United States, located in Danville, Virginia, Williamsburg, Virginia and Pittsford, New York. The Canadian plants exclusively provide gravure manufacturing capacity and are highly focused on the domestic and international tobacco markets. The U.S. plants provide a wider variety of products, including the flip-top cigarette package as well as a range of folding cartons for the cosmetic and health and beauty aid sectors. In an effort to streamline operations and increase productivity, the Company will close the Pittsford, New York plant in fiscal 1996 and transfer the equipment located in Pittsford to other Shorewood facilities.

         On January 17, 1994, the Company acquired certain assets from Heminway which comprised substantially all of its assets used in its rigid set-up box and thermoforming business (the "Heminway Business") for a cash purchase price of $3.7 million. The Heminway Business produces rigid set-up boxes primarily for the cosmetics industry, including packaging for perfumes and beauty products. This transaction was financed with funds from the Company's
revolving credit facility.    After its acquisition by the Company, the
Heminway Business experienced certain production inefficiencies. In April 1995, the Company commenced a lawsuit against Heminway and certain of its affiliates seeking damages and other relief in respect of the acquisition of the Heminway Business. See "Item 3. Legal Proceedings".


         Tobacco Industry

         As a result of its acquisition of the Premium Group, the Company has become a principal supplier of printed packaging products for the tobacco industry in North America. A number of factors have recently weakened the North American tobacco market, which could adversely affect the Company's performance. These factors include a gradual decrease in consumption, the shift from premium to discount cigarette brands, cigarette taxes in effect or under consideration and a generally hostile legislative and regulatory climate in the United States and Canada.

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

ITEM 2.  PROPERTIES

         The Company owns offices and manufacturing facilities in LaGrange, Georgia; Roanoke, Virginia; Danville, Virginia; Williamsburg, Virginia; Smiths Falls, Ontario; Brockville, Ontario and Andalusia, Alabama. Additionally, the Company is constructing a manufacturing facility in Springfield, Oregon which is scheduled to become operational in the Fall of 1995. Upon completion of the Oregon plant, the Company will own in the aggregate approximately 1.1 million square feet of office and manufacturing space. The Company also leases office, manufacturing and warehousing facilities at various locations in New York, Connecticut, California, Georgia, Illinois, North Carolina and Canada which leases expire at various times ending in the year 2002. The aggregate annual net rental cost, exclusive of real estate taxes, for a total of approximately 811,000 square feet of rental space, is approximately $3.5 million. In fiscal 1996, the Company will close the facility which it leases in Pittsford, New York. See "Acquisitions".

ITEM 3.  LEGAL PROCEEDINGS

1. Shorewood Packaging Corporation of Connecticut and Shorewood Packaging Corporation v. Heminway Packaging Corporation, et al.


         In April 1995, the Company and its wholly-owned subsidiary, Shorewood Packaging Corporation of Connecticut ("SPCC"), commenced a civil action in Supreme Court of the State of New York, New York County, against Heminway and certain of its affiliates seeking compensatory and punitive damages and other relief with regard to the acquisition of the Heminway Business. See "Acquisitions." The suit contends that Heminway and the other defendants misrepresented the financial condition and operational capabilities of the Heminway Business. The Company is seeking damages in excess of $5 million.

         In June 1995 Heminway filed an answer, affirmative defenses and
counterclaim to the Company and SPCC's complaint.   The counterclaim asserts
claims for compensatory damages exceeding $10 million and punitive damages of $7.7 million. Heminway's counterclaim also seeks a declaratory judgment and damages with respect to SPCC's paying into escrow a portion of rent due and payable pursuant to a lease between Heminway and SPCC. The remaining two defendants moved to dismiss the complaint for failure to state a cause of action. On June 29, 1995, the Company and SPCC moved to dismiss the counterclaim and responded to the motion to dismiss the complaint. Management intends to vigorously pursue its claims against the defendants and to vigorously defend the counterclaim.

2.       Shorewood Packaging Corporation v. Newman Construction Company, et al.

         In January 1990, the Company commenced a civil action in the United States District Court for the Northern District of Georgia, Atlanta Division, seeking in excess of $5 million of damages arising out of construction work performed by the defendant at Shorewood's LaGrange, Georgia manufacturing and warehouse facility. In November 1994, the Company accepted a cash settlement of $1.5 million to terminate the litigation. In addition, the defendant's counterclaim for approximately $300,000, representing the last payment due under the construction contract, was dismissed as part of the settlement.

         The Company is not presently a party to any other material litigation. On a continuing basis, the Company monitors its compliance with applicable environmental laws and regulations. As part of this process, the Company cooperates with appropriate governmental authorities to perform any necessary testing and compliance procedures. The Company is not aware of any environmental compliance proceeding that will have a material effect on its consolidated financial statements. During fiscal 1995, the Company has been involved, at various locations, in the correction of certain violations of applicable environmental laws, rules or regulations. Amounts paid during fiscal 1995 to all governmental agencies aggregated less than $100,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There was no vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) Market Information. The Company's Common Stock is traded in the over-the-counter market on the NASDAQ National Market System under the symbol SHOR. The following table sets forth, for the fiscal periods indicated, the high and low sales prices for the Common Stock on the National Market System, as reported by NASDAQ.

                                                               High            Low
                                                            ----------      ---------
         Fiscal 1995
           First Quarter  . . . . . . . . . . . . . .       $ 19.25         $ 14.25
           Second Quarter   . . . . . . . . . . . . .         22.75           18.00
           Third Quarter  . . . . . . . . . . . . . .         20.56           16.25
           Fourth Quarter   . . . . . . . . . . . . .         19.75           14.50

         Fiscal 1994
           First Quarter  . . . . . . . . . . . . . .       $ 10.00         $  7.00
           Second Quarter   . . . . . . . . . . . .           11.00            8.25
           Third Quarter  . . . . . . . . . . . . .           16.75           10.50
           Fourth Quarter   . . . . . . . . . . . .           17.25           13.75

         The last sale price of the Company's Common Stock on July 26, 1995 was $17.375.

         In January 1993, the Company's Board of Directors authorized the purchase of up to 2.0 million shares of the Company's Common Stock from time to time in the open market. Pursuant to this authorization, through the end of fiscal 1995, the Company utilizing internally generated funds purchased 1.2 million shares of its Common Stock for approximately $12.6 million. The Company is restricted under the terms of its Senior Term Notes and long-term revolver agreements from purchasing shares of its Common Stock.

         (b) Holders. There were 301 record holders of the Company's Common Stock as of July 26, 1995. The Company believes that, as of such date, there were in excess of 1,000 beneficial holders of the Company's Common Stock, including those stockholders whose shares were held of record by certain depository companies.

         (c) Cash Dividends. The Company has not paid any cash dividends on its Common Stock during either of its two most recent fiscal years. The Company anticipates that its earnings for the foreseeable future will be utilized to reduce debt, to fund acquisitions or to purchase shares of its Common Stock, or will be retained for use in its business. Accordingly, the Company believes that it is now unlikely that any cash dividends will be paid on its Common Stock in the near future.

         The Company's Senior Term Notes and long-term revolver agreements restrict the amount of retained earnings available for the payment of dividends (other than dividends payable in the Company's Common Stock). The amount of retained earnings free from such restrictions as of April 29, 1995 approximated $14.4 million.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial information set forth below for and as of the fiscal year ended April 29, 1995 and for and as of the end of each of the four preceding fiscal years is derived from, and qualified by reference to, the consolidated financial statements of Shorewood Packaging Corporation and subsidiaries which have been audited by Deloitte & Touche LLP, independent auditors whose report as of April 29, 1995 and April 30, 1994 and for the 52 weeks ended April 29, 1995, April 30, 1994 and May 1, 1993 is included elsewhere herein. Except for the Special Dividend of $3.25 per Common Share paid on July 2, 1991, cash dividends were not paid on the Company's Common Stock in any of the periods indicated below.

                             SUMMARY FINANCIAL DATA
                    (In thousands, except per share amounts)

                                                                        52 Weeks Ended
                                                ----------------------------------------------------------------
                                                April 29,    April 30,      May 1,       May 2,        April 27,
                                                  1995         1994         1993        1992(1)          1991
                                                ----------------------------------------------------------------
 Income Statement Data:
 Net sales                                      $ 357,033     $216,469    $184,122     $160,140          142,012
 Gross profit                                      80,971       49,254      48,082       43,063           40,189
 Selling, general and administrative
    expenses                                       35,801       24,230      20,161       21,621           18,442
 Restructuring charge                                   -        3,400           -            -                -
 Earnings from operations                          45,170       21,624      27,921       21,442           21,747
 Investment and other income, net                      10          903         903          167              795
 Interest expense                                   8,979        6,727       5,385        5,375            2,052
 Earnings before provision for income
    taxes, extraordinary item and cumulative
    effect                                         36,201       15,800      23,439       16,234           20,490
 Provision for income taxes                        13,692        6,409       8,810        6,425            7,658
 Earnings before extraordinary item
    and cumulative effect                          22,509        9,391      14,629        9,809           12,832
 Extraordinary item                                     -      (3,098)           -            -                -
 Cumulative effect                                      -            -       1,150            -                -
 Net earnings                                      22,509        6,293      15,779        9,809           12,832
 Earnings before extraordinary item and
    cumulative effect per common share               1.17          .52         .78          .52              .67
 Net earnings per common share                       1.17          .35         .84          .52              .67
 Weighted Average Common and Common
  Equivalent Shares Outstanding                    19,314       18,089      18,866       18,717           19,048


                                                 April 29,    April 30,     May 1,       May 2,        April 27,
                                                   1995         1994         1993         1992            1991
                                                 ---------------------------------------------------------------
 Working capital                                 $ 31,948     $ 31,408    $ 21,857     $ 20,400         $ 25,942
 Property, plant and equipment, net               129,153      135,376      59,872       55,452           60,538
 Total assets                                     245,264      220,350     112,760      100,816          110,934
 Short-term debt                                   21,394       10,419       9,669        3,711            5,780
 Long-term debt excluding current
    maturities                                     99,793      120,493      31,900       35,000           13,213
 convertible subordinated Debentures                    -       17,500      17,500       17,500                -
 Stockholders' equity                              67,409       27,111      26,085       17,273           67,974

- ---------------
(1)  53 week period

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Effective January 1, 1994, the Company acquired certain operating assets of the Premium Packaging Group of Cascades Paperboard International, Inc. (The "Premium Group"), and on January 17, 1994, the Company purchased the operating assets of Heminway Packaging Corporation ("Heminway") (collectively "the Acquired Companies") (See Note 2 of Notes to Consolidated Financial Statements). The Premium Group manufactures and provides folding cartons to the tobacco, cosmetics and toiletries and general consumer industries while Heminway manufactures and provides rigid set-up boxes principally to the cosmetics industry. These acquisitions were recorded using the purchase method of accounting. Accordingly, the operating results related to the Acquired Companies were included in the Company's results of operations for the periods subsequent to each respective acquisition date. The historical results of operations of Heminway were not significant to the consolidated financial statements of the Company.

The fourth quarter of fiscal 1994 is the first quarter in which the operations of the Acquired Companies were included in the consolidated operating results of the Company for a full quarter. Fiscal 1995's results of operations represent the first year of operations in which the Acquired Companies and the Company's results are included for the full year.

Fiscal Year Comparisons

Net Sales

Net sales for fiscal 1995 were $357.0 million compared to net sales of $216.5 million for the corresponding prior period, an increase of 64.9%. Included in fiscal 1995 are sales of approximately $177.6 million produced by facilities of the Acquired Companies as compared to $47.7 million for the corresponding prior period (since the date of acquisition, January 1, 1994).

Net sales for fiscal 1994 were $216.5 million compared to net sales of $184.1 million for the corresponding prior period, an increase of 17.6%. Included in the 1994 fiscal period are sales of approximately $47.7 million related to the operations of the Acquired Companies. Net sales for the 1994 fiscal year were adversely affected by the decision by the music industry to discontinue the use of the long-box as a packaging medium for compact discs. Revenues derived from the long-box were negligible during fiscal 1994 as compared with $20.0 million in fiscal 1993.

The Company believes that its future sales growth will be generated through continued penetration of its existing markets and the expanding market of CD Rom products. The Company expects its new facility in Oregon to begin production and provide additional sales growth during fiscal 1996.

Cost of Sales

Cost of sales as a percentage of sales was 77.3% in fiscal 1995 as compared with 77.2% in fiscal 1994. Cost of sales in fiscal 1995 was adversely affected by increased raw material costs which were unable to be immediately reflected in the selling price of the Company's products. In addition, the Company experienced some inefficiencies related to the installation of new production capacity in certain of its facilities.

Cost of sales as a percentage of sales was 77.2% in fiscal 1994 as compared with 73.9% in fiscal 1993. The increase in the cost of sales percentage in fiscal 1994 was primarily attributed to the discontinued use of the long-box for compact discs resulting in the related lower level of sales at the Company's Farmingdale, New York facility. In addition, the Company's cost of sales percentage increased due to the inclusion of the operations of the Acquired Companies whose margins have been historically lower than that of the Company.

The Company remains sensitive to the price competitiveness in the markets that it currently serves and in areas of its targeted growth. It believes that the labor and production efficiencies associated with the installation of additional state-of-the-art printing and manufacturing equipment, including the new facility in Oregon, will enable the Company to compete effectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were 10.0%, 11.2%, and 10.9% of net sales for fiscal years 1995, 1994 and 1993, respectively. The amount of selling, general and administrative expenses for fiscal 1995 increased compared to fiscal 1994 and fiscal 1994 increased compared to fiscal 1993 due to the inclusion of such expenses of the Acquired Companies.


Plant Closing and Restructuring

During fiscal 1995 the Company completed its determination of the allocation of purchase price with respect to the Acquired Companies. In order to streamline the Company's operations and increase productivity, the Company will close the Pittsford, New York plant during fiscal 1996 and transfer the equipment located there to other Company facilities. Included in the final allocation of the purchase price is an estimate of the cost of closing this redundant facility (See Note 2 of Notes to Consolidated Financial Statements).

As a result of the discontinued use of the long-box as a packaging medium for compact discs and the related diminished level of sales, the Company decided at the end of the third quarter of fiscal 1994 to close its Farmingdale, New York facility effective as of April 30, 1994. In connection with the closing of this facility and the restructuring of the Company's operations relating thereto, the Company recorded a restructuring charge before provision for income taxes amounting to $3.4 million during the third quarter of fiscal 1994. Included in this charge are amounts provided for the termination of leases, disposal of equipment, severance payments and other related restructuring items. The impact on net earnings related to the restructuring charge was a loss of approximately $2.1 million or ($.12) per share.

Investment and Other Income

Investment and other income, net, decreased in fiscal 1995 as compared to fiscal 1994 primarily due to the change in the impact of foreign exchange gains and losses. For fiscal 1995 the Company had losses from foreign exchange transactions of approximately $270,000 while in fiscal 1994 the Company had gains of approximately $234,000. The foreign exchange impact was consistent in fiscal 1993 when compared to fiscal 1994.

The Company's exposure to foreign exchange transaction gains or losses relate to the Company's Canadian facilities which have U.S. dollar denominated net current assets. The Company believes that fluctuations in foreign exchange rates will not have a material impact on the operations or liquidity of the Company, based upon current and historical levels of working capital at the Canadian facilities.

Investment income representing interest on short-term deposits was approximately $320,000 in fiscal 1995 and fiscal 1994, and approximately $404,000 in fiscal 1993.

Interest Expense

Interest expense for fiscal 1995 increased compared to fiscal 1994, and fiscal 1994 increased compared to fiscal 1993 as a result of the additional borrowings required to finance the purchase of the Acquired Companies.

Capitalized interest costs related to the construction of fixed assets were $377,000 in fiscal 1995 and $131,000 in fiscal 1994 and fiscal 1993. The Company anticipates additional capitalization of interest during fiscal 1996 in connection with the construction of the manufacturing facility in Oregon.

In October 1994, the Company assigned to a bank an interest rate swap agreement relating to $42 million of its Senior Term Notes for cash proceeds of approximately $1.3 million. The proceeds have been recorded as a deferred credit which is being amortized as a reduction of interest expense (amounting to $371,000 in fiscal 1995). At April 29, 1995 $913,000 of deferred gain remains which will be amortized: $510,000 in 1996; $289,000 in 1997; and $114,000 in 1998.

The Company has in the past, and may continue to in the future, use interest rate swaps and caps to manage its exposure to fluctuating interest rates under its debt agreements (See Note 6 of Notes to Consolidated Financial Statements).

Income Taxes

The effective income tax rate was 37.8% in fiscal 1995 as compared with 40.6% in fiscal 1994 and 37.6% in fiscal 1993. These rates reflect a blend of domestic and foreign taxes. (See note 7 of notes to Consolidated Financial Statements).

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

The increase in the effective tax rate in fiscal 1994 includes approximately $200,000 representing the effect of the income tax rate change enacted into law in August 1993.

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

Liquidity and Capital Resources

Cash and cash equivalents at April 29,1995 totaled approximately $4.1 million and working capital at this date was $31.9 million as compared to $31.4 million at the end of fiscal 1994. The current ratio was 1.5 to 1 at April 29, 1995 compared with 1.7 to 1 at the end of fiscal 1994.

Cash flow provided from operating activities for fiscal 1995 approximated $40.0 million before changes in operating assets and liabilities, of which $13.2 million was invested in non-cash working capital, primarily inventories. The increase in inventories is primarily attributed to additional raw materials to support additional capacity (as well as sales volume) and increased raw material prices. Cash flows from operations were used to support approximately $15.6 million in capital expenditures with the balance primarily used to reduce the Company's long-term obligations. In connection with a planned expansion of the Company's facilities, the Company anticipates investing approximately $20.0 million in a new plant and new equipment in Oregon, of which $800,000 has been disbursed as of April 29, 1995. Funds for this expansion are to be provided from the Company's existing credit facility.

Net capital expenditures primarily for manufacturing equipment, for the 52 week period ended April 29, 1995 were approximately $15.6 million. The Senior Term Note and Long-Term Revolver Agreement (the "Loan Agreement") limit capital expenditures by the Company to $15.0 million during fiscal 1996 (excluding capital expenditures related to the Company's investment in its Oregon facility, which are limited to $20.0 million).

The Loan Agreement provides for covenants related to levels of debt to cash flow, current assets to current liabilities, fixed charge coverage, net worth and investments (including investments in the Company's own common stock), and restricts the amount of retained earnings available for payment of dividends. Retained earnings free from restrictions at April 29, 1995 approximated $14.4 million. The Loan Agreement requires the Company to prepay the term notes to the extent of 50% of excess cash flow as defined. For the year ended April 29, 1995, there was no excess cash flow as defined.

The Company expects that cash flow from operations together with the borrowing capacity under the revolving credit facility will be sufficient to meet the needs of the business in the foreseeable future. The Company has a $50 million five-year revolving credit facility for its working capital requirements. Borrowings under this facility are limited to the sum of 80% of accounts receivable and 50% of inventories (the "Borrowing Base"). At April 29, 1995, the Company had borrowings under this facility of $12.2 million and was not limited by its Borrowing Base.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                      Page
                                                                                      ----
Independent Auditors' Report                                                           15

Consolidated Financial Statements:

         Balance Sheets at April 29, 1995 and April 30, 1994                           16

         Statements of Earnings, 52 weeks ended April 29, 1995,                        17
                          April 30, 1994 and May 1, 1993

         Statements of Cash Flows, 52 weeks ended April 29, 1995,                      18
                          April 30, 1994 and May 1, 1993

         Statements of Stockholders' Equity, 52 weeks ended                            19
                          April 29, 1995, April 30, 1994 and May 1, 1993

         Notes to Financial Statements                                                 20

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Shorewood Packaging Corporation

We have audited the accompanying consolidated balance sheets of Shorewood Packaging Corporation and subsidiaries as of April 29, 1995 and April 30, 1994 and the related consolidated statements of earnings, stockholders' equity and cash flows for the 52 weeks ended April 29, 1995, April 30, 1994 and May 1, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shorewood Packaging Corporation and subsidiaries as of April 29, 1995 and April 30, 1994 and the results of their operations and their cash flows for the 52 weeks ended April 29, 1995, April 30, 1994 and May 1, 1993 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

/s/ DELOITTE & TOUCHE LLP

New York, New York
June 27, 1995

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                                                  April 29,        April 30,
                                                                                    1995             1994
                                                                                 ----------       ----------
                                           ASSETS

 Current Assets:
    Cash, including cash equivalents of $2,158 in 1995 and
        $2,048 in 1994 . . . . . . . . . . . . . . . . . . . . . . . . . .         $  4,100        $   2,735
    Accounts receivable, less allowance for doubtful
        accounts of $452 in 1995 and $231 in 1994  . . . . . . . . . . . .           40,801           38,937
    Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           46,641           31,790
    Deferred tax assets  . . . . . . . . . . . . . . . . . . . . . . . . .            1,424            2,079
    Prepaid expenses and other current assets  . . . . . . . . . . . . . .            3,986            2,699
                                                                                   --------        ---------
        Total Current Assets . . . . . . . . . . . . . . . . . . . . . . .           96,952           78,240
 Property, Plant and Equipment, at cost - net  . . . . . . . . . . . . . .          129,153          135,376
 Excess of Cost Over the Fair Value of Net Assets Acquired - net . . . . .           14,906            2,316
 Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,253            4,418
                                                                                   --------        ---------
                                                                                   $245,264         $220,350
                                                                                   ========        =========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 28,122        $  24,163
    Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .           14,918           10,155
    Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . .              570            2,095
    Current maturities of long-term debt . . . . . . . . . . . . . . . . .           21,394           10,419
                                                                                   --------        ---------
        Total Current Liabilities  . . . . . . . . . . . . . . . . . . . .           65,004           46,832
 Long-term Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           99,793          120,493
 Deferred Credit and Other long-term Liabilities . . . . . . . . . . . . .            1,314                -
 Convertible Subordinated Debentures . . . . . . . . . . . . . . . . . . .                -           17,500
 Deferred Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . .           11,744            8,414
                                                                                   --------        ---------
                                                                                    177,855          193,239
                                                                                   --------        ---------
 Commitments and Contingencies

 Fair Value of Warrants, net of deferred fair value of warrants ($1,357)                  -                -




 Stockholders' Equity:
 Series A preferred stock, $10 par value; 50,000
    shares authorized, none issued . . . . . . . . . . . . . . . . . . . .                -                -
 Preferred stock, $10 par value; 5,000,000 shares
    authorized; none issued  . . . . . . . . . . . . . . . . . . . . . . .                -                -
 Common stock, $.01 par value; 40,000,000 shares authorized;
    21,622,726 issued and 19,227,040 outstanding in 1995 and
    20,163,923 issued and 17,845,923 outstanding in 1994 . . . . . . . . .              216              202
 Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . .           38,670           20,244
 Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .           52,255           29,566
 Cumulative foreign currency translation adjustments . . . . . . . . . . .          (1,497)          (2,013)
 Less:  Treasury stock (2,395,686 shares at cost in 1995
    and 2,318,000 shares at cost in 1994)  . . . . . . . . . . . . . . . .         (22,235)         (20,888)
                                                                                   --------        ---------

                                                                                     67,409           27,111
                                                                                   --------        ---------
                                                                                   $245,264         $220,350
                                                                                   ========        =========

 The accompanying notes are an integral part of these financial statements.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands except per share data)


                                                                52 Weeks          52 Weeks          52 Weeks
                                                                 Ended             Ended             Ended
                                                               April 29,         April 30,            May 1,
                                                                  1995             1994               1993
                                                               ---------        ----------          --------
 Net Sales . . . . . . . . . . . . . . . . . . . . .            $357,033          $216,469          $184,122
                                                                --------          --------          --------

 Costs and Expenses:
    Cost of sales  . . . . . . . . . . . . . . . . .             276,062           167,215           136,040
    Selling, general and administrative  . . . . . .              35,801            24,230            20,161
    Restructuring charge . . . . . . . . . . . . . .                   -             3,400                 -
                                                                --------          --------          --------
                                                                 311,863           194,845           156,201
                                                                --------          --------          --------

 Earnings from Operations  . . . . . . . . . . . . .              45,170            21,624            27,921

 Investment and other income, net  . . . . . . . . .                  10               903               903

 Interest Expense  . . . . . . . . . . . . . . . . .              (8,979)           (6,727)           (5,385)
                                                                --------          --------          --------

 Earnings Before Provision for
    Income Taxes, Extraordinary Item
    and Cumulative Effect of Change
    in Accounting Principle  . . . . . . . . . . . .              36,201            15,800            23,439
 Provision for Income Taxes  . . . . . . . . . . . .              13,692             6,409             8,810
                                                                --------          --------          --------
 Earnings before Extraordinary Item  . . . . . . . .
    and Cumulative Effect of Change
    in Accounting Principle  . . . . . . . . . . . .              22,509             9,391            14,629
 Extraordinary Item  . . . . . . . . . . . . . . . .                   -            (3,098)                -
 Cumulative Effect on Prior Years
    (to May 2, 1992) Related to
    the Adoption of SFAS 109-
    Accounting for Income Taxes  . . . . . . . . . .                   -                 -             1,150
                                                                --------          --------          --------
 Net Earnings  . . . . . . . . . . . . . . . . . . .            $ 22,509          $  6,293          $ 15,779
                                                                ========          ========          ========

 Per Common and Common Equivalent Share Amounts:

 Earnings Before Extraordinary Item and
    Cumulative Effect  . . . . . . . . . . . . . . .            $   1.17          $   .52           $    .78
 Extraordinary Item  . . . . . . . . . . . . . . . .                   -             (.17)                 -
 Cumulative Effect of Change in
    Accounting Principle . . . . . . . . . . . . . .                   -                 -               .06
                                                                --------          --------          --------
 Net Earnings per Common and Common
    Equivalent Share . . . . . . . . . . . . . . . .            $   1.17          $    .35          $    .84
                                                                ========          ========          ========
 Weighted Average Common and Common
   Equivalent Shares Outstanding . . . . . . . . . .              19,314            18,089            18,866
                                                                ========          ========          ========









 The accompanying notes are an integral part of these financial statements.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                               52 Weeks                 52 Weeks          52 Weeks
                                                                               Ended                    Ended             Ended
                                                                               April 29,                April 30,         May 1,
                                                                               1995                     1994             1993
                                                                               -----------              -----------      ----------
Cash Flows Provided from Operating Activities:
    Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $22,509              $  6,293           $ 15,779
    Adjustments to reconcile net earnings to net cash
      flows provided from operating activities:
    Cumulative effect of change in accounting   . . . . . . . . . . . . .           -                      -               (1,150)
    Depreciation and amortization   . . . . . . . . . . . . . . . . . . .         13,335                 10,245             8,086
    Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . .          4,030                   (645)             (202)
    Other non-cash items  . . . . . . . . . . . . . . . . . . . . . . . .            106                    729              -
    Changes in operating assets and liabilities, net of
      effects of businesses acquired:
             Accounts receivable  . . . . . . . . . . . . . . . . . . . .         (1,450)                (4,712)           (1,372)
             Inventories  . . . . . . . . . . . . . . . . . . . . . . . .        (14,508)                   542              (183)
             Prepaid expenses and other current assets  . . . . . . . . .         (1,147)                  (332)              642
             Other assets . . . . . . . . . . . . . . . . . . . . . . . .           (520)                (3,385)             -
             Accounts payable and accrued expenses  . . . . . . . . . . .          2,888                  6,399               444
             Income taxes payable . . . . . . . . . . . . . . . . . . . .          1,525                    638              (306)
                                                                                 -------              ---------          --------

Net cash flows provided from operating activities . . . . . . . . . . . .         26,768                 15,772            21,738
                                                                                 -------              ---------          --------

Cash Flows Used by Investing Activities:
    Business acquisitions   . . . . . . . . . . . . . . . . . . . . . . .           (259)              (103,710)             -
    Capital expenditures, net   . . . . . . . . . . . . . . . . . . . . .        (15,585)                (9,080)          (11,770)
    Other . .   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -                         8              (102)
                                                                                 -------              ---------          --------

Net cash flows used by investing activities . . . . . . . . . . . . . . .        (15,844)              (112,782)          (11,872)
                                                                                 -------              ---------          --------

Cash Flows (Used by) Provided From Financing Activities:
    Net increase (decrease) in short-term debt / revolver borrowings  . .            247                 (6,361)            3,193
    Additions to long-term debt   . . . . . . . . . . . . . . . . . . . .           -                   144,000              -
    Repayment of long-term debt   . . . . . . . . . . . . . . . . . . . .        (10,413)               (47,000)              (63)
    Purchase of treasury stock  . . . . . . . . . . . . . . . . . . . . .         (1,219)                (4,181)           (7,240)
    Issuance of common stock  . . . . . . . . . . . . . . . . . . . . . .            812                    740               945
    Proceeds from assignment of interest rate swap  . . . . . . . . . . .          1,283                   -                 -
                                                                                 -------              ---------          --------

Net cash flows (used by) provided from financing activities . . . . . . .         (9,290)                87,198            (3,165)
                                                                                 -------              ---------          --------

Effect of exchange rate changes on cash and cash equivalents  . . . . . .          ( 269)                    73                47
                                                                                 -------              ---------          --------

Increase (decrease) in cash and cash equivalents  . . . . . . . . . . . .          1,365                 (9,739)            6,748
Cash and cash equivalents at beginning of year  . . . . . . . . . . . . .          2,735                 12,474             5,726
                                                                                 -------              ---------          --------
Cash and cash equivalents at end of year  . . . . . . . . . . . . . . . .        $ 4,100              $   2,735          $  12,474
                                                                                 =======              =========          =========

Supplemental Disclosures of Cash Flow Information:
    Interest paid, net of amounts capitalized   . . . . . . . . . . . . .        $ 9,083              $   6,886          $   5,365
    Income taxes paid     . . . . . . . . . . . . . . . . . . . . . . . .        $11,312              $   4,420          $   9,320

The accompanying notes are an integral part of these financial statements.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands except share data)


                                                                                    Cumulative
                                         Common Stock                               Foreign
                                        $.01 Par Value     Additional               Currency
                                       -----------------
                                       Shares              Paid-in      Retained    Translation
                                       Issued     Amount   Capital      Earnings    Adjustments    Treasury Stock     Total
                                       ------     ------   -------      --------    -----------    --------------     -----
 Balance May 3, 1992 . . . . . . .   19,965,394   $200       $18,561    $ 7,494       $   485         $ (9,467)       $17,273

 Issuance of Common Stock  . . . .      120,412      1           944          -             -                -            945
 Purchase of Treasury Stock  . . .            -      -             -          -             -           (7,240)        (7,240)
 Net Earnings, 52 Weeks ended
   May 1, 1993 . . . . . . . . . .            -      -             -     15,779             -                -         15,779
 Foreign Currency
   Translation Adjustments . . . .            -      -             -          -          (672)               -           (672)
                                    -----------   ----       -------    -------       -------         --------        -------

 Balance May 1, 1993 . . . . . . .   20,085,806    201        19,505     23,273          (187)         (16,707)        26,085

 Issuance of Common Stock  . . . .       78,117      1           739          -             -                -            740
 Purchase of Treasury Stock  . . .            -      -             -          -             -           (4,181)        (4,181)
 Net Earnings, 52 Weeks ended
   April 30, 1994  . . . . . . . .            -      -             -      6,293             -                -          6,293
 Foreign Currency
   Translation Adjustments . . . .            -      -             -          -        (1,826)               -         (1,826)
                                    -----------   ----       -------    -------       -------         --------        --------

 Balance April 30, 1994  . . . . .   20,163,923    202        20,244     29,566        (2,013)         (20,888)        27,111

 Issuance of Common Stock  . . . .      112,649      1           939          -             -             (128)           812
 Conversion of Subordinated
   Debentures  . . . . . . . . . .    1,346,154     13        17,487          -             -                -         17,500
 Purchase of Treasury Stock  . . .            -      -             -          -             -           (1,219)        (1,219)
 Net Earnings, 52 Weeks ended
   April 29, 1995  . . . . . . . .            -      -             -     22,509             -                -         22,509
 Other . . . . . . . . . . . . . .            -      -             -        180             -                -            180
 Foreign Currency
   Translation Adjustments . . . .            -      -             -          -           516                -           (516)
                                    -----------   ----       -------    -------       -------         --------        --------

 Balance April 29, 1995  . . . . .   21,622,726   $216       $38,670    $52,255       $(1,497)        $(22,235)       $67,409
                                    ===========   ====       =======    =======       ========        ========        =======





The accompanying notes are an integral part of these financial statements.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands except share data)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a.  Principles of consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

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

         The Company periodically evaluates the possible impairment of the excess of cost over the fair value of net assets acquired by comparing the undiscounted cash flows from the acquired operations to the net carrying value of the related asset.

         f.  Income taxes

         The Company and its domestic subsidiaries file a consolidated Federal income tax return. Deferred taxes are provided for the income tax effects of temporary differences in reporting transactions for financial reporting and tax purposes.

         The Company adopted Statement of Financial Accounting Standards No.109 "Accounting for Income Taxes" ("SFAS 109") during the fiscal quarter ended August 1, 1992. SFAS 109 changed the method of accounting for income taxes from the deferred method to the liability method. Under the deferred method, deferred income taxes were recognized using the tax rates in effect when the tax liability was first recorded and not adjusted for subsequent changes in the tax rates until paid or recovered. Under

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands except share data)


the liability method, deferred tax assets and liabilities are determined based on the difference between the financial accounting and tax basis of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the currently enacted tax rate. The impact on the provision for income taxes for fiscal 1993 was not significant. The cumulative effect of this accounting change increased net earnings in 1993 by $1,150.


         United States ("U.S.") income taxes with respect to the undistributed earnings of the Company's foreign subsidiaries have not been provided since it is the intention of management that the undistributed earnings will be reinvested or transferred to the Company without giving rise to U.S. tax liabilities. The total amount of unremitted earnings of non-U.S. subsidiaries was approximately $24.9 million at April 29, 1995.

         g.  Foreign currency translation

         Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at fiscal period-end exchange rates and revenues and expenses are translated on a monthly basis at weighted average exchange rates for the respective month. Gains and losses arising from translation are recorded as foreign currency translation adjustments, a component of stockholders' equity. Foreign currency transaction gains and losses are included in determining net earnings.

         h.  Share information

         Weighted average common and common equivalent shares outstanding include the dilutive effect of outstanding stock options and warrants for all periods presented.

         Fully diluted earnings per share has not been presented as it is not materially different from primary earnings per share.

         Weighted average common and common equivalent shares for the 1995 period include the effect of the shares issued upon conversion of the Company's Convertible Subordinated Debentures since the date of conversion. Had these shares been issued as of May 1, 1994, earnings per share for the 1995 period would have been approximately $1.15.

         i.  Business segment

         The Company and its subsidiaries operate in one business segment, providing printed packaging products to the entertainment, cosmetic, tobacco and other consumer product industries.

         j.  Fiscal periods

         Reference to 1995, 1994, and 1993 in the accompanying notes to the consolidated financial statements refer to the fiscal periods ending April 29, 1995, April 30, 1994 and May 1, 1993, respectively.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands except share data)


         k.  Reclassifications

         Certain reclassifications have been made to the prior years balances to conform with the current year's presentation.

2.       ACQUISITIONS

         Effective January 1, 1994, the Company purchased certain of the United States and Canadian assets of the Premium Packaging Group of Cascade Paperboard International, Inc. (the "Premium Group") for a cash purchase price of approximately $96.9 million plus the assumption of approximately $9.9 million of liabilities (primarily accounts payable) and transaction expenses. In addition, the Company is contingently liable for an additional $5.0 million of consideration if certain earnings levels related to the combined operations during the four-year period following the consummation of the transaction are attained. The Company has issued a warrant to the seller exercisable, subject to the above-described contingency, for 35,000 shares of Company Common Stock at an exercise price of $13.50 per share. At the time of the closing of the transaction, the Company prepaid a total of $31.9 million of Senior Notes. The transaction and prepayment of the Company's Senior Notes were financed with senior credit facilities including $120 million in five-year term loans and $24 million of borrowing under a $50 million five-year revolving credit facility. In connection with the prepayment of the Senior Notes, the Company recorded, in the third quarter of fiscal 1994, an extraordinary charge of $3.1 million (after related income tax benefit of $1.9 million) consisting of prepayment penalties and the write-off of deferred finance costs.

         On January 17, 1994 the Company purchased the operating assets of Heminway Packaging Corporation for a cash purchase price of $3.7 million plus transaction expenses. This transaction was financed with funds from the Company's revolving credit facility referred to above. The historical results of operations of Heminway were not material to the operations of the Company.

         These acquisitions were recorded using the purchase method of accounting and accordingly, the results of their operations are included in the consolidated results of operations of the Company since the dates of their respective acquisitions. The excess of cost over the estimated fair value of the net assets acquired approximated $2.2 million at April 30, 1994. During fiscal 1995, the Company completed its determination of the allocation of the purchase price with respect to the acquisitions. The result was to increase the excess of cost over the fair value of net assets acquired by $12.5 million, increase accrued expenses by $3.4 million and reduce property, plant and equipment by $9.1 million. Included in the final allocation of the purchase price is an estimate of the cost associated with closing one of the Premium Group's facilities. Accumulated amortization of the excess of cost over the fair value of net assets acquired approximated $543 in 1995 and $414 in 1994.

         The following unaudited pro forma information for 1994 includes the operations of the Company inclusive of the operations of the Premium Group as if the acquisition had occurred at the beginning of the period presented, including the impact of the Company's new financing agreement described above, the amortization expense associated with intangible assets acquired, adjustments related to the fair market value of the assets and liabilities of the Premium Group as finally determined (including, among other things, adjustment of depreciation expense) and related income tax effects.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands except share data)


                                                                                          Fiscal 1994
                                                                                          -----------
       Net sales                                                                          $   300,791
                                                                                          ===========

       Earnings before extraordinary item and
             and cumulative effect of change
             in accounting principle                                                      $    12,043
                                                                                          ===========

       Net earnings                                                                       $     8,945
                                                                                          ===========

       Per Common and Common Equivalent Share Amounts:
          Earnings before extraordinary item and
             and cumulative effect of change
             in accounting principle                                                      $       .67
                                                                                          ===========

          Net earnings                                                                    $       .50
                                                                                          ===========


3.  INVENTORIES

                                                                         1995                   1994
                                                                        -------                -------
         Raw materials and supplies                                     $20,767                $11,714
         Work-in-process                                                 12,043                  7,091
         Finished goods                                                  13,831                 12,985
                                                                       --------                -------

                                                                        $46,641                $31,790
                                                                        =======                =======

4.  PROPERTY, PLANT AND EQUIPMENT, AT COST-NET

                                                                         1995                   1994
                                                                       --------               --------

         Land                                                          $  3,121               $  2,330
         Building and improvements                                       31,385                 30,218
         Machinery and equipment                                        148,176                144,042
         Leasehold improvements                                           2,735                  2,371
         Construction in progress                                         4,868                  5,081
                                                                       --------               --------

                                                                        190,285                184,042
         Less accumulated depreciation and
             amortization                                                61,132                 48,666
                                                                       --------               --------

                                                                       $129,153               $135,376
                                                                       ========               ========

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands except share data)


    Depreciation and amortization of property, plant and equipment amounted to $12,792 in 1995, $9,834 in 1994 and $7,888 in 1993. Capitalized interest costs related to the construction of fixed assets were $377 in 1995 and $131 in 1994 and 1993.

5.       ACCRUED EXPENSES

                                                                           1995                  1994
                                                                         --------             --------
         Accrued salaries, employee benefits
             and payroll taxes                                            $ 6,026              $ 5,523
         Other accrued expenses                                             8,892                4,632
                                                                          -------              -------
                                                                          $14,918              $10,155
                                                                          =======              =======

6.       LONG-TERM DEBT/CONVERTIBLE SUBORDINATED DEBENTURES

                                                                            1995                  1994
                                                                          --------              -------
         Senior tern notes (a)                                            $108,940              $18,912
         Long-term revolver (b)                                             12,247               12,000
                                                                          --------              -------
                                                                           121,187               30,912
         Less current maturities                                            21,394               10,419
                                                                          --------              -------
                                                                          $ 99,793              $20,493
                                                                          ========              =======

         Convertible subordinated debentures (c)                                -               $17,500
                                                                          ========              =======

- ---------------------
(a) In connection with the acquisition of the Premium Group and the prepayment of certain obligations, the Company entered into Term Note Agreements (totaling $96 million in the U.S. and the Canadian equivalent of $24 million in Canada) with a syndicate of banks. The notes are payable in quarterly installments beginning in August 1994, through May 1999. The notes bear interest, at the discretion of the Company, at either the bank's prime rate (9.00% at April 29, 1995) or at the LIBOR rate (maximum six-month term, 6.06% to 6.38% at April 29, 1995) plus 75 basis points (reduced from 125 basis points during the year as determined based upon the Company having attained certain financial ratios as defined). The effective interest rate on the Senior Term Notes ranged from 5.25% to 7.06% during 1995. The Company has pledged as collateral 100% and 66%, respectively, of the outstanding shares of its domestic and foreign subsidiaries.

(b) Borrowings under this $50 million five-year revolving credit facility are limited to the sum of 80% of accounts receivable and 50% of inventories (the "Borrowing Base"). The revolving credit facility has interest terms and collateral similar to the Senior Term Notes and matures in May 1999. The interest rate on these borrowings ranged from 6.94% to 9.0% at April 29, 1995.

(c) In September 1994, 100% of the Company's Convertible Subordinated Notes were converted at $13.00 per share into approximately 1.35 million shares of common stock.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands except share data)


         The underlying loan agreement for the borrowings referred to in (a) and (b) above includes covenants related to levels of debt to cash flow, current assets to current liabilities, fixed charge coverage, net worth and investments (including investments in the Company's own common stock), and restricts the amount of retained earnings available for payment of dividends. Retained earnings free from restrictions at April 29, 1995 approximated $14.4 million. The agreement requires the Company to prepay the term notes to the extent of 50% of excess cash flow as defined. For the year ended April 29, 1995, there was no excess cash flow as defined.

Based on the borrowing rates currently available to the Company for bank loans with similar terms, the fair value of the senior long-term debt approximates the carrying value.

         Aggregate maturities of long-term debt are as follows:

             Fiscal Year Ending:
             -------------------
             1996                                   $  21,394
             1997                                      23,879
             1998                                      27,606
             1999                                      28,849
             2000                                      19,459
                                                    ---------
                                                    $ 121,187
                                                    =========

Interest Rate Swap/Cap Agreements

             At April 29, 1995, the Company had an outstanding intermediate-term interest rate swap agreement relating to approximately $33 million of its Senior Term Notes. Under the agreement, the Company pays a fixed rate of 6.45% and receives a floating rate based on LIBOR, as determined in 1-month intervals (ranging from 4.5% to 6.3% for 1995). The transaction effectively changes a portion of the Company's interest rate exposure from a floating-rate to a fixed-rate basis. The fair value of the interest rate swap agreement at April 29, 1995 was immaterial to the Company. The agreement terminates in February, 1997.

    At April 29, 1995, the Company had an outstanding interest rate cap agreement relating to approximately $17 million of its Senior Term Notes. Under the agreement, the maximum LIBOR rate is 8.5%. The company paid $71 for this agreement, which is being amortized over the life of the agreement. The fair value of the interest rate cap agreement at April 29, 1995 was immaterial to the Company. The agreement terminates in February, 1997.

     In October 1994, the Company assigned to a bank an interest rate swap agreement relating to $42 million of its Senior Term Notes for cash proceeds approximating $1.3 million. The proceeds have been recorded as a deferred credit on the accompanying balance sheet which is being amortized as a reduction of interest expense over the remaining life of the related swap agreement. At April 29, 1995, $913 of deferred gain remains which will be amortized: $510 in 1996; $289 in 1997; and $114 in 1998.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands except share data)


7.  INCOME TAXES

         Earnings before provision for income taxes and extraordinary item is comprised of the following:

                                         1995            1994            1993
                                       --------        --------        --------
         United States                 $ 21,919        $  6,586        $ 20,282
         Foreign                         14,282           9,214           3,157
                                       --------        --------        --------
                                       $ 36,201        $ 15,800        $ 23,439
                                       ========        ========        ========

         The provision for income taxes is comprised of the following:

                                         1995            1994          1993
                                       --------        --------        ------
         Current
            Federal                    $  4,982        $  2,858        $  6,611
            State and local                 852             773           1,100
            Foreign                       3,828           3,423           1,301
                                       --------        --------        --------
                                          9,662           7,054           9,012
                                       --------        --------        --------
         Deferred
            Federal                       2,339            (394)            (47)
            State and local                 174            (236)           (147)
            Foreign                       1,517             (15)             (8)
                                       --------        --------        --------
                                          4,030            (645)           (202)
                                       --------        --------        --------
                                       $ 13,692        $  6,409        $  8,810
                                       ========        ========        ========

         The Company's effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

                                                                1995         1994         1993
                                                               ------       ------       ------
         Statutory US Federal tax rate                          35.0%        34.0%        34.0%
         State income taxes, net of Federal benefit              1.8          2.3          3.0
         Foreign income tax rate differentials                   1.0          1.7           .9
         Other, net                                                -            -            -
                                                                ----         ----         ----
                                                                37.8%        40.6%        37.6%
                                                                ====         ====         ====

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands except share data)


         The tax effects of significant items comprising the Company's net deferred tax liability as of April 29, 1995 and April 30, 1994 are as follows:

                                                           1995           1994
                                                         --------       -------
             Deferred tax asset (Liability):
             Property, plant and equipment               $(12,360)      $(7,934)
             Other assets                                    (359)         (249)
             Accounts receivable                              509           398
             Inventories                                      666           487
             Accrued expenses                                 138           673
             State net operating loss and
                investment tax credit
                carryforwards                               1,285           564
             Employee benefits                                297           144
             Other                                            195          (128)
                                                         --------       -------
                                                           (9,629)       (6,045)
             Valuation Allowance                             (691)         (290)
                                                         --------       -------
                                                         $(10,320)      $(6,335)
                                                         ========       =======

         The valuation allowance has been provided against state net operating loss and investment tax credit carryforwards to reduce them to the amount that will more likely than not be realized.



8.       COMMITMENTS AND CONTINGENCIES

         a.  Lease Agreements

             The Company is committed for annual rentals under noncancellable operating leases for production and office facilities expiring on various dates through 2010. Several leases include one year renewal options. The minimum future rental commitments under noncancellable leases, exclusive of taxes and utilities, are as follows:

             Fiscal Year Ending:
             -------------------
             1996                                  $  3,861
             1997                                     3,790
             1998                                     2,989
             1999                                     2,686
             2000                                     1,865
             Thereafter                              11,434
                                                   --------
             Total minimum rental payments         $ 26,625
                                                   ========

         Rent expense under operating leases approximated $3,451 in 1995, $2,403 in 1994 and $2,125 in 1993.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands except share data)




    b.   Treasury Stock

         In January, 1993, the Company's Board of Directors authorized the purchase of up to 2.0 million shares of the Company's Common Stock from time to time in the open market. Pursuant to this authorization through April 29, 1995, the Company, utilizing internally generated funds, purchased approximately 1.2 million shares of its Common Stock for approximately $12.6 million.

    c.   New Facility

         In connection with a planned expansion of the Company's facilities, the Company anticipates investing approximately $20 million in a new plant and equipment, of which approximately $.8 million has been disbursed as of April 29, 1995. Funds for this expansion are to be provided from the Company's existing credit facilities.

    d.   Legal Matters

         In January 1995, the Company commenced a civil action in the Supreme Court of the State of New York against the former owners of Heminway Packaging Corporation and certain of its affiliates seeking compensatory and punitive damages and other relief. The suit contends that the defendants misrepresented the financial condition and operational capabilities of the acquired business. The Company is seeking damages in excess of $5.0 million. In June 1995, the defendants filed an answer and a counterclaim to the Company's complaint, seeking compensatory damages exceeding $10.0 million and punitive damages of $7.7 million. Management intends to pursue its claims against the defendants and to vigorously defend the counter claim, and believes that the ultimate outcome of these cases will not have a material adverse effect on the operations or financial condition of the Company.

    e.   Other Matters

         On a continuing basis, the Company monitors its compliance with applicable environmental laws and regulations. As part of this process the Company cooperates with appropriate governmental authorities to perform any necessary testing and compliance procedures. The purchase agreements relating to the acquisition of the Acquired Companies indemnify the Company from all costs and expenses relating to environmental matters which existed at the acquired facilities on or prior to the respective closing dates. The Company is not currently aware of any environmental compliance matters that it believes will have a material effect on the consolidated financial statements.

9.  STOCKHOLDERS' EQUITY

         a.  Stock Incentive Plans

         In August 1986, the Company established a nonqualified stock option plan (the "1986 Plan") and authorized the issuance of options to purchase an aggregate 847,500 shares of common stock to key employees, officers and directors at the market price at the date of the grant. In October 1990, the

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands except share data)




Company made available for future grant options to acquire an additional 600,000 shares of common stock under a nonqualified 1990 Stock Option Plan (the "1990 Plan"). The 1990 Plan is in all material respects identical to the original nonqualified stock plan. In July 1993, the Company established the 1993 Incentive Program (the "1993 Program"). The 1993 Program permits the granting of any or all of the following types of awards: (1) stock options, including incentive stock options ("ISO's"), (2) stock appreciation rights ("SAR's"), in tandem with stock options or freestanding, (3) restricted stock,
(4) directors' options to be issued pursuant to a prescribed formula and (5) restored options. Under the 1993 Program, an additional 1 million shares were made available for grant. Options become exercisable over four years from the date of grant at a rate of 25% each year, and expire five years from the date of grant. Future grants of options will be exercisable over five years from the date of grant at the rate of 20% of the grant each year and will expire 10 years from the date of grant.

         A summary of changes in stock options and awards follows:


                                     Options                 Outstanding Options
                                    Available        ----------------------------------
                                    For Future                             Price
                                      Grant            Number            Per Share
                                    ----------       ---------      -------------------
 Balance, May 3, 1992                 539,513         673,465       $  4.81  -  $ 10.69
    Options granted                   (12,000)         12,000       $  9.50
    Options exercised                                (117,412)      $  4.81  -  $ 10.34
    Options canceled                   11,446         (11,446)      $  5.57  -  $  8.63
    Options lapsed                   (184,973)
                                    ----------       --------       -------     -------
 Balance May 1, 1993                  353,986         556,607       $  4.98  -  $ 10.69
    1993 Program                    1,000,000
    Options granted                  (375,500)        375,500       $  8.63  -  $ 13.75
    Options exercised                                 (78,117)      $  4.98  -  $ 10.69
    Options canceled                   $4,446          (4,446)      $  7.25  -
                                    ---------        --------       -------     -------
 Balance April 30, 1994               982,932         849,544       $  4.98  -  $ 13.75
    Restricted Stock Award           (114,497)
    Options granted                  (271,320)        271,320       $ 14.75  -  $ 20.25
    Options exercised                                 (94,651)      $  4.98  -  $  9.81
    Options canceled                   43,586         (43,586)      $  8.50  -  $ 19.00
                                    ---------        --------       -------     -------
 Balance April 29, 1995               640,701         982,627       $  5.57  -  $ 20.25
                                    =========        ========       =======     =======


   Options previously authorized under the 1986 Plan which were not granted as of the end of fiscal 1993 were considered to have lapsed and no longer available for future grant. At April 29, 1995, options to purchase 361,554 shares were exercisable at prices ranging from $5.57 to $14.25 per share. During fiscal 1995 the Company issued a net 114,497 shares of restricted stock to certain key employees. A portion or all of the shares may vest at the end of fiscal 1997 based upon the market performance of the

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands except share data)




Company's common stock. Any shares that do not vest at such time will otherwise vest at the end of fiscal 2002 if the employee continues to be employed by the Company.


         b.   Common Stock Purchase Warrants

         During fiscal 1993 and the fourth quarter of fiscal 1994, the Company issued Warrants to purchase 300,000 shares and 100,000 shares of its Common Stock at exercise prices of $6.88 and $13.50 per share, respectively, to a customer who concurrently entered into long-term supply agreements with the Company. The customer has the choice of either exercising the Warrants or receiving a cash volume discount based upon certain minimum levels of purchases from the Company during the terms of the supply agreements. The Warrants are exercisable immediately whereas the cash volume rebate, if any, is payable after the expiration of the supply agreements. The Warrants expire August 22, 1997 and August 31, 1998, respectively. At such time as the customer may choose to exercise either of the Warrants, the related accrued cash rebate will be transferred to additional paid in capital. The fair values of the Warrants at their dates of issuance were determined to be $855 and $502, respectively, and are included in the balance sheet net of a deferred contra account in like amount. As of April 29, 1995, the Company continues to believe that the customer will exercise the first Warrant and continues to accrue volume discounts based upon sales with respect to the second Warrant.

         c.             Reserved Shares

         At April 29, 1995, 2,073,149 common shares were reserved for issuance under the stock incentive plans and outstanding warrants .

         d.             Preferred Stock Purchase Rights

         On May 4, 1995, the Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock. Each Right entitles the holder to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock at a price of $17.00 per one one-hundredth of a preferred share. The Rights are exercisable only if an acquiring person acquires, or announces the intention to acquire, 25% or more beneficial ownership of the outstanding common shares.
The effect of the Rights plan is to provide to the Company's stockholders the right, upon the occurrence of an acquisition, tender offer or business combination transaction, to exchange the preferred shares for common stock at a fraction of the then-current market price of the common stock. The Rights expire on June 14, 2005 unless extended. The Rights are subject to other restrictions and terms as described in the Rights Agreement.

         e.             Related Party Transactions

         CIGNA Corporation and its affiliates ("CIGNA"), was the holder of $15.0 million of the Company's debentures, which upon conversion represented
1.15 million shares of common stock. Accordingly, CIGNA has been considered a beneficial owner of more than 5% of the outstanding stock

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands except share data)




of the Company for all of the periods presented. Amounts paid to CIGNA for interest and insurance costs for 1995 were $685, as compared to $2,918 in 1994,
and $3,711 in 1993.   In addition, in connection with the financing of the
acquisition of the Premium Group in January, 1994, the Company prepaid $16.9 million of Senior Notes due to CIGNA, and incurred a pre-tax prepayment penalty to CIGNA of $2.3 million. This penalty is included in the 1994 financial statements as a part of the total extraordinary item of approximately $3.1 million (after income tax benefit of $1.9 million).

         In connection with the acquisition of the Premium Group and related financing, the Company paid a fee of $1.5 million to a firm whose president and principal shareholder is a director of the Company. In addition, the firm holds an option to purchase 14,821 common shares at an exercise price of $5.02 per share.

10.      RESTRUCTURING CHARGE

         As a result of the discontinued use of the long-box as a packaging medium for compact discs and the related diminished level of sales, the Company decided at the end of the third quarter of fiscal 1994 to close its Farmingdale, New York facility effective as of April 30, 1994. In connection with the closing of this facility and the restructuring of the Company's operations relating thereto, the Company recorded a restructuring charge before provision for income taxes amounting to $3.4 million during 1994. Included in this charge are amounts provided for the termination of leases ($530), disposal of equipment ($1,020), severance payments ($750) and other related restructuring items ($1,100). With the exception of the lease commitments, all of the respective cash outlays related to the closing of the facility were made by the end of 1995.

11.      EMPLOYEE BENEFIT PLANS

         (a)  Defined Contribution Plans

         The Company has profit sharing plans as well as employee savings plans. Based upon the provisions of each employee savings plan, the Company matches a portion of the employees' voluntary contributions. The amounts contributed to the profit sharing plan in the United States are at the discretion of the Board of Directors, whereas the amounts contributed to the profit sharing plans in Canada are at the percentages provided for by the respective plans. Total provisions with respect to defined contribution plans approximated $1,613, $977 and $824 in 1995, 1994 and 1993, respectively.

         (b)  Defined Benefit Plans

         In connection with the acquisitions of the Premium Group and Heminway, the Company assumed the obligations related to two defined benefit pension plans covering union employees. In addition, the Company established a frozen plan to accept assets to be transferred from a Premium Group defined benefit pension plan, which assets relate to non-union employees who have been transferred to and are now employees of the Company.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands except share data)




         The following table sets forth the funded status of the Plans as of April 29, 1995 and April 30, 1994:


                                                    1995         1994
                                                   ------       ------
         Vested benefit obligation                 $2,782       $2,616
                                                   ======       ======
         Accummulated benefit obligation           $3,029       $2,923
                                                   ======       ======
         Projected benefit obligation              $3,029       $2,923
         Market value of assets                     3,059        3,275
                                                   ------       ------
         Plan assets in excess of projected
           benefit obligation                          30          352
         Unrecognized transition obligation             -            -
         Unrecognized prior service cost               22            -
         Unrecognized loss/(gain)                    (203)        (452)
                                                   ------      -------
         Prepaid/(accrued) pension cost            $ (151)     $  (100)
                                                   ======      =======

         Discount rate and expected rate
           of return on plan assets                     8%           8%
                                                   ======      =======

12.      MAJOR CUSTOMER AND CREDIT CONCENTRATIONS

         Approximately 17% and 13% of net sales during 1995 were derived from sales to two customers and their affiliates. Approximately 18% of net sales
during 1993 were derived from sales to one customer and its affiliates.    No
other customer accounted for more than 10% of net sales in any of the three fiscal years ended April 29, 1995.


         The Company's customers are primarily large entertainment, tobacco and other consumer products companies who produce products in the United States and Canada. At April 29, 1995, approximately 43% and 14% of accounts receivable related to customers in the tobacco and music industries, respectively. Approximately 42% of accounts receivable are due from Canadian companies.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands except share data)





13.      GEOGRAPHIC OPERATIONS

                                                       1995          1994          1993
                                                     --------      --------      --------
Net Sales
    Domestic  . . . . . . . . . . . . . . . . . .    $219,218      $142,028      $137,405
    Foreign   . . . . . . . . . . . . . . . . . .     137,815        74,441        46,717
                                                     --------      --------      --------
                                                     $357,033      $216,469      $184,122
                                                     ========      ========      ========
Net Earnings
    Domestic (a)  . . . . . . . . . . . . . . . .    $ 13,572      $    487      $ 13,916
    Foreign   . . . . . . . . . . . . . . . . . .       8,937         5,806         1,863
                                                     --------      --------      --------
                                                     $ 22,509      $  6,293      $ 15,779
                                                     ========      ========      ========
Identifiable Assets At Year-End
    Domestic  . . . . . . . . . . . . . . . . . .    $165,388      $152,821      $ 87,371
    Foreign   . . . . . . . . . . . . . . . . . .      79,876        67,529        25,389
                                                     --------      --------      --------
                                                     $245,264      $220,350      $112,760
                                                     ========      ========      ========

The Company's foreign operations are conducted in Canada.

(a) After an extraordinary charge of $3,098 in 1994 and a cumulative effect credit of $1,150 in 1993.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      NONE

                                    PART III

         Pursuant to instruction G(3) to Form 10-K, the information required in Items 10-13 is incorporated by reference from the Company's definitive proxy statement for the October 19, 1995 annual meeting of stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) Financial Statements. See "Index to Financial Statements and Supplementary Data" in Item 8.

         (a)(2) Financial Statements Schedules. The financial statement schedules have not been included because they are not applicable or the information is included in financial statements or notes thereto.

         (a)(3)   Exhibits

NUMBER                                DESCRIPTION
- ------                                -----------

 3.1    --   Certificate of Incorporation of the Company, as amended,
             incorporated by reference to the corresponding Exhibit item to
             Registration Statement on Form S-1, as amended, as filed with the
             Commission on September 4, 1986, Commission File No. 33-8490.
 3.2    --   Amended and Restated By-laws of the Company, incorporated by reference to the corresponding Exhibit item to Amendment No. 1 to
             Registration Statement on Form S-1, as filed with the Commission on October 20, 1986, Commission File No. 33-8490.
 9.1    --   Intentionally Omitted.
10.1    --   through 10.4 Intentionally Omitted.
10.5    --   Agreement of Lease dated May 20, 1977 between Frank X. Mascioli and Shorewood Packaging Corporation, a New York corporation, relating to premises located at 55 Engineers Lane, Farmingdale,
             New York, incorporated by reference to the corresponding Exhibit item to Registration Statement on Form S-1, as amended, as filed with the Commission on September 4, 1986, Commission File No.
             33-8490.
10.6    --   and 10.7 Intentionally Omitted.
10.8    --   Lease dated June 13, 1979 between Ravin Investments Limited and
             Shorewood Packaging Corp. of Canada Limited, as amended as of
             March 14, 1983, between Pension Fund Realty Limited and Shorewood
             Packaging Corp. of Canada Limited, relating to premises located at 2220 Midland Avenue, Scarborough, Ontario, Canada,
             incorporated by reference to the corresponding Exhibit item to
             Registration Statement on Form S-1, as amended, as filed with the
             Commission on September 4, 1986, Commission File No. 33-8490.
10.9    --   Lease Agreement dated November 1, 1984 between The Beneficiary Of
             Land Trust Established With American National Bank and Trust
             Company of Chicago and Shorewood Packaging Company of Illinois,
             Inc., relating to the Countryside Executive Center in Palatine,
             Illinois, incorporated by reference to the corresponding Exhibit item to Registration Statement on Form S-1, as amended, as filed with the Commission on September 4, 1986, Commission File No.
             33-8490.
10.10   --   through 10.39 Intentionally Omitted.
10.40   --   Non-Competition Agreement dated as of June 20, 1985 between
             Shorewood Packaging Corporation of New York and Paul B.  Shore,
             incorporated by reference to the
             corresponding Exhibit item to Registration Statement on Form S-1, as amended, as filed with the Commission on September 4, 1986,
             Commission File No. 33-8490.
10.41   --   Non-Competition Agreement dated as of June 20, 1985 between
             Shorewood Packaging Corporation of New York and Marc P. Shore,
             incorporated by reference to the corresponding Exhibit item to
             Registration Statement on Form S-1, as amended, as filed with the
             Commission on September 4, 1986, Commission File No. 33-8490.
10.42   --   Non-Competition Agreement dated as of June 20, 1985 between
             Shorewood Packaging Corporation of New York and Floyd Glinert,
             incorporated by reference to the corresponding Exhibit item to
             Registration Statement on Form S-1, as amended, as filed with the
             Commission on September 4, 1986, Commission File No. 33-8490.
10.43   --   Non-Competition Agreement dated as of June 20, 1985 between
             Shorewood Packaging Corporation of New York and Murray B.
             Frischer, incorporated by reference to the corresponding Exhibit item to Registration Statement on Form S-1, as amended, as filed with the Commission on September 4, 1986, Commission File
             No. 33-8490.
10.44   --   Non-Competition Agreement dated as of June 20, 1985 between
             Shorewood Packaging Corporation of New York and Charles
             Kreussling, incorporated by reference to the corresponding
             Exhibit item to Registration Statement on Form S-1, as amended, as filed with the Commission on September 4, 1986, Commission
             File No. 33-8490.
10.45   --   Non-Competition Agreement dated as of June 20, 1985 between
             Shorewood Packaging Corporation of New York and Kenneth
             Rosenblum, incorporated by reference to the corresponding Exhibit item to Registration Statement on Form S-1, as amended, as filed with the Commission on September 4, 1986, Commission File No.
             33-8490.
10.46   --   through 10.50 Intentionally Omitted.
10.51   --   Lease dated as of April 30, 1987 between Shorewood Packaging
             Corporation and Blamore Real Estate Company relating to the premises located at 10 East 53rd Street, New York, New York, incorporated by reference to the corresponding Exhibit item to
             Registration Statement on Form S-1, as amended, as filed with the
             Commission on June 5, 1987, Commission File No. 33-14395.
10.52   --   through 10.56 Intentionally Omitted.
10.57   --   Asset Purchase Agreement, dated as of August 1, 1988, by and among Goody Products, Inc., Southeastern Box Co., Inc., Shorewood
             Packaging Corporation and Shorewood Box Co., Inc., incorporated by reference to the corresponding Exhibit item to Quarterly
             Report on Form 10-Q for the quarter ended July 30, 1988 filed with the Commission on August 30, 1988, Commission file No.
             0-15077.
10.58   --   Agreement, dated August 1, 1988, by and between Goody Products,
             Inc. and Shorewood Packaging Corporation, incorporated by
             reference to the corresponding Exhibit item to Quarterly Report on Form 10-Q for the quarter ended July 30, 1988 filed with the
             Commission on August 30, 1988.  Commission file No. 0-15077.
10.59   --   through 10.77 Intentionally Omitted.
10.78   --   Asset Purchase Agreement dated December 23, 1993 by and among
             Shorewood Paperboard Corporation Limited, Shorewood Acquisition
             Corporation of Delaware, Paperboard Industries Corporation and
             Paperboard Industries Inc. incorporated by reference to the corresponding exhibit item to Form 8-K Current Report of
             Shorewood Packaging Corporation filed with the Commission on
             January 28, 1994, Commission File No. 0-15077.
10.79   --   Sheeter Purchase Agreement dated December 23, 1993 by and among
             Shorewood Acquisition Corporation of Delaware and Paperboard
             Industries Inc. incorporated by reference to the corresponding exhibit item to Form 8-K Current Report of Shorewood Packaging
             Corporation filed with the Commission on January 28, 1994,
             Commission File No. 0-15077.
10.80   --   Restated and Amended Credit Agreement dated February 25, 1994 between Shorewood Packaging Corporation, Shorewood Corporation of
             Canada Limited and NationsBank of North Carolina, N.A. and The
             Bank of Nova Scotia incorporated by reference to the
             corresponding exhibit item to Shorewood Packaging Corporation's quarterly report on Form 10-Q for the fiscal quarter ended January
             29, 1994, as filed with the Commission on March 15, 1994,
             Commission File No.  0-15077.
10.81   --   Trademark License Agreement dated January 14, 1994 between
             Paperboard Industries Inc. and Shorewood Acquisition Corporation
             of Delaware incorporated by reference to the corresponding exhibit item to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1994, as filed with the Commission on
             July 29, 1994, Commission File No.  O-15077.
10.82   --   Non-Competition Agreement dated January 14, 1994 between Cascades
             Inc., Cascades Paperboard International Inc., Paperboard
             Industries Corporation, Paperboard Industries Inc., Shorewood
             Packaging Corporation, Shorewood Paperboard Corporation Limited
             and Shorewood Acquisition Corporation of Delaware incorporated by reference to the corresponding exhibit item to the Company's annual report on Form 10-K for the fiscal year ended April 30,
             1994, as filed with the Commission on July 29, 1994, Commission
             File No. O-15077.
10.83   --   First Amendment to Restated and Amended Credit Agreement dated
             July 18, 1994 between Shorewood Packaging Corporation, Shorewood
             Corporation of Canada Limited and NationsBank of North Carolina,
             N.A. and The Bank of Nova Scotia incorporated by reference to the corresponding exhibit item to the Company's annual report on Form
             10-K for the fiscal year ended April 30, 1994, as filed with the
             Commission on July 29, 1994,  Commission File No. O-15077.
10.84   --   Amendment, as of January 14, 1994, to Note Purchase Agreement
             dated as of June 27, 1991 between Shorewood Packaging Corporation and each of Connecticut General Life Insurance Company, Inc.,
             Mezzanine Partners II, L.P., Life Insurance Company of North
             America and The Prudential Insurance Company of America
             incorporated by reference to the corresponding exhibit item to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1994, as filed with the Commission on July 29,
             1994, Commission File No. O-15077.
10.85   --   Asset Purchase Agreement dated January 17, 1994 between
             Shorewood/Heminway Acquisition Corporation and Heminway Packaging
             Corporation (omitting schedules and exhibits) incorporated by reference to the corresponding exhibit item to the Company's annual report on Form 10-K for the fiscal year ended April 30,
             1994, as filed with the Commission on July 29, 1994, Commission
             File No. O-15077.
10.86   --   Lease dated as of January 17, 1994 between Shorewood/Heminway
             Acquisition Corporation and Heminway Packaging Corporation in
             respect of premises located at 155 South Leonard Street,
             Waterbury, Connecticut incorporated by reference to the
             corresponding exhibit item to the Company's annual report on Form
             10-K for the fiscal year ended April 30, 1994, as filed with the
             Commission on July 29, 1994, Commission File No. O-15077.
10.87   --   Letter Agreement dated April 21, 1994 by and among SPC
             Corporation Limited, (formerly known as Shorewood Paperboard
             Corporation Limited), Shorewood Acquisition Corporation of
             Delaware, Paperboard Industries Corporation and Paperboard
             Industries Inc. in respect of working capital adjustment
             incorporated by reference to the corresponding exhibit item to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1994, as filed with the Commission on July 29,
             1994, Commission File No. O-15077.
10.88   --   Employment Agreement dated as of May 16, 1994 between Shorewood
             Packaging Corporation and Howard M. Liebman incorporated by reference to the corresponding exhibit item to the Company's annual report on Form 10-K for the fiscal year ended April 30,
             1994, as filed with the Commission on July 29, 1994, Commission
             File No. O-15077.
10.89   --   Consultation and Termination Agreement dated May 6, 1994 between
             Shorewood Packaging Corporation and Murray B. Frischer
             incorporated by reference to the corresponding exhibit
             item to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1994, as filed with the Commission on July 29,
             1994, Commission File No. O-15077.
10.90   --   Shorewood Packaging Corporation Retirement and Savings Plan, and
             Adoption Agreement, dated March 19, 1994 between Shorewood
             Packaging Corporation and its subsidiaries, as employer, and
             NationsBank of Georgia, N.A., as trustee incorporated by
             reference to the corresponding exhibit item to the Company's annual report on Form 10-K for the fiscal year ended April 30,
             1994, as filed with the Commission on July 29, 1994, Commission
             File No. O-15077.
10.91   (a)  Stock Warrant Agreement to purchase 100,000 shares of Common
             Stock, dated as of January 13, 1994.
10.91   (b)  Stock Warrant Agreement dated as of July 23, 1992 to purchase
             300,000 shares of Common Stock.
21.1    --   Subsidiaries of Registrant.
23.1    --   Consent of Deloitte & Touche LLP.
        (b)  Reports on Form 8-K
             No current reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        SHOREWOOD PACKAGING CORPORATION


                        By: /s/ Paul B. Shore
                            ----------------------------------------------------
                            Paul B. Shore
                            Chairman of the Board and Chief Executive Officer

                                                            Date:  July 27, 1995

        Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                         Title                                 Date
- ---------                         -----                                 ----
/s/ Paul B. Shore                 Chairman of the Board                 July 27, 1995
- ---------------------------       and Chief Executive
Paul B. Shore                     Officer and Director


/s/ Marc P. Shore                 Vice Chairman of the Board            July 26, 1995
- ---------------------------       and President and Director
Marc P. Shore

/s/ Floyd S. Glinert              Executive Vice President              July 25, 1995
- ---------------------------       - Marketing and Director
Floyd S. Glinert

/s/ Howard M. Liebman             Executive Vice President              July 25, 1995
- ---------------------------       and Chief Financial Officer
Howard M. Liebman                 (Principal Financial Officer)

/s/ William H. Hogan              Corporate Controller                  July 26, 1995
- ---------------------------       (Principal Accounting Officer)
William H. Hogan

/s/ William Weidner               Director                              July 26, 1995
- ---------------------------
William Weidner

/s/ Timothy O'Donnell             Director                              July 26, 1995
- ---------------------------
R. Timothy O'Donnell

/s/ Melvin Braun                  Director                              July 26, 1995
- ---------------------------
Melvin Braun

/s/ Seymour Leslie                Director                              July 26, 1995
- ---------------------------
Seymour Leslie

/s/ Kevin J. Bannon               Director                              July 26, 1995
- ---------------------------
Kevin J. Bannon

                                 EXHIBIT INDEX


Item             Description                                               Page
- ----             -----------                                               ----
21.1          Subsidiaries of Registrant                                    41

23.1          Consent of Deloitte & Touche LLP                              42

27.1          Financial Data Schedule