Form 10-K/A
period 1995-04-29
SHOREWOOD PACKAGING CORP
filed 1995-08-11
CIK 800266

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             ______________________

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

                                     10172
                                   (Zip Code)

                                 (212) 371-1500
               Registrant's telephone number, including area code
                             ______________________

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS:                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
- --------------------                   -----------------------------------------
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

The Exhibit Index is Located on Page 7.                         Total Pages: 116

================================================================================

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
              Shorewood/Heminway Acquisition Corporation and Heminway Packaging
              Corporation (omitting schedules and exhibits) incorporated by reference to the corresponding exhibit item to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1994, as filed with the Commission on July 29, 1994, Commission
              File No. O-15077.*

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
              Corporation Limited, (formerly known as Shorewood Paperboard
              Corporation Limited), Shorewood Acquisition Corporation of
              Delaware, Paperboard Industries Corporation and Paperboard
              Industries Inc. in respect of working capital adjustment incorporated by reference to the corresponding exhibit item to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1994, as filed with the Commission on July 29, 1994, Commission File No. O-15077.*

10.88    --   Employment Agreement dated as of May 16, 1994 between Shorewood
              Packaging Corporation and Howard M. Liebman incorporated by reference to the corresponding exhibit item to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1994, as filed with the Commission on July 29, 1994, Commission
              File No. O-15077.


__________________________________
* Upon the request of the Commission the Registrant will furnish any omitted schedules or exhibits.

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
              Adoption Agreement, dated March 19, 1994 between Shorewood
              Packaging Corporation and its subsidiaries, as employer, and NationsBank of Georgia, N.A., as trustee incorporated by reference to the corresponding exhibit item to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1994, as filed with the Commission on July 29, 1994, Commission
              File No. O-15077.

10.91    (a)  Stock Warrant Agreement to purchase 100,000 shares of Common
              Stock, dated as of January 13, 1994 incorporated by reference to the corresponding exhibit item on Company's annual report on Form 10-K/A for the fiscal year ended April 30, 1994, as filed with the Commission on April 20, 1995, Commission File No. 0-15077.

10.91    (b)  Stock Warrant Agreement dated as of July 23, 1992 to purchase
              300,000 shares of Common Stock incorporated by reference to the corresponding exhibit item on Company's annual report on Form 10-K/A for the fiscal year ended April 30, 1994, as filed with the Commission on April 20, 1995, Commission File No. 0-15077.

10.92 Second Amendment to Amended and Restated Credit Agreement dated as of November 22, 1994, among Shorewood Packaging Corporation, Shorewood Packaging Corporation of Canada Limited, NationsBank of North Carolina, N.A. and The Bank of Nova Scotia.

10.93 Lease dated as of February 6, 1995, between Stanley Stahl, d/b/a Stahl Park Avenue Co., and Shorewood Packaging Corporation (omitting schedules and exhibits).*

21.1     --   Subsidiaries of Registrant.

23.1     --   Consent of Deloitte & Touche LLP.

         (b)  Reports on Form 8-K

              No current reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.


__________________________
* Upon the request of the Commission the Registrant will furnish any omitted schedules or exhibits.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SHOREWOOD PACKAGING CORPORATION


                            By:  /s/ Howard M. Liebman
                               -------------------------------------------------
                               Howard M. Liebman
                               Executive Vice President and Chief Financial
                               Officer (Principal Financial Officer)

                                                           Date: August 10, 1995

                                 EXHIBIT INDEX


Item             Description                                                        Page
- ----             -----------                                                        ----
10.92         Second Amendment to Amended and Restated Credit                         8
              Agreement dated as of November 22, 1994, among
              Shorewood Packaging Corporation, Shorewood
              Packaging Corporation of Canada Limited, NationsBank                   44
              of North Carolina, N.A. and The Bank of Nova Scotia.

10.93 Lease dated as of February 6, 1995, between Stanley Stahl, d/b/a Stahl Park Avenue Co., and Shorewood Packaging
              Corporation (Omitting schedules and exhibits).*


__________________________
* Upon the request of the Commission the Registrant will furnish any omitted schedules and exhibits.