Form 10-Q
period 1995-07-29
SHOREWOOD PACKAGING CORP
filed 1995-09-12
CIK 800266

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  JULY 29, 1995
                                -------------

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
                               -----------------    -----------------------.
Commission file number:  0-15077
                         -------

                        SHOREWOOD PACKAGING CORPORATION
             (Exact name of registrant as specified in its Charter)

               DELAWARE                                11-2742734
     (State or other jurisdiction of         (I.R.S. Employer Identification
     incorporation or organization)                      Number)

                                277 PARK AVENUE
                           NEW YORK, NEW YORK  10172
                    (Address of principal executive offices)

                                 (212) 371-1500
              (Registrants telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES  /x/              NO  / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         SEPTEMBER 1, 1995                             19,246,854
               Date                                 Number of Shares

                        SHOREWOOD PACKAGING CORPORATION
                                AND SUBSIDIARIES

INDEX                                                                             PAGE
Part I:   Financial Statements

Consolidated Condensed Balance Sheets
          July 29, 1995 (Unaudited) and
          April 29, 1995 (Audited)                                                  3

Consolidated Condensed Statements of Earnings
          13 weeks ended July 29, 1995 (Unaudited) and
          July 30, 1994 (Unaudited)                                                 4

Consolidated Condensed Statements of Cash flows
          13 weeks ended July 29, 1995 (Unaudited) and
          July 30, 1994 (Unaudited)                                                 5

Notes to Consolidated Condensed Financial Statements                              6 - 7

Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                    8 - 10

Part II:  Other Information                                                     11 - 12

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       JULY 29,            APRIL 29,
                                                                         1995                1995
ASSETS                                                               (UNAUDITED)           (AUDITED)
Current Assets:
   Cash and Cash Equivalents                                           $  4,621            $  4,100
   Accounts Receivable, net                                              39,736              40,801
   Inventories                                                           50,082              46,641
   Deferred Tax Assets                                                    1,424               1,424
   Prepaid expenses and other current assets                              4,357               3,986
                                                                       --------            --------
      Total Current Assets                                              100,220              96,952
Property, Plant and Equipment, net                                      134,998             129,153
Excess of Cost Over the Fair Value of Net Assets Acquired, net           14,778              14,906
Other Assets                                                              5,488               4,253
                                                                       --------            --------
                                                                       $255,484            $245,264
                                                                       ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts Payable                                                    $ 26,459            $ 28,122
   Accrued Expenses                                                      13,699              14,918
   Income Taxes Payable                                                   1,574                 570
   Current maturities of long-term debt                                  23,841              21,394
                                                                       --------            --------
      Total Current Liabilities                                          65,573              65,004
Long-Term Debt                                                          102,732              99,793
Deferred Credit and Other Long-Term Liabilities                           1,162               1,314
Deferred Income Taxes                                                    12,810              11,744
                                                                       --------            --------

   Total Liabilities                                                    182,277             177,855
                                                                       --------            --------

Commitments and Contingencies

Fair Value of Warrant, net of deferred
   fair value of warrant ($1.357)                                          -                   -

Stockholders' Equity:
Series A Preferred Stock, $10 par value; 50,000 shares
   authorized, none issued                                                 -                   -
Preferred Stock, $10 par value; 5,000,000 shares authorized
   none issued                                                             -                   -
Common Stock, $.01 par value; 40,000,000 shares authorized
   21,639,038 issued and 19,243,352 outstanding in July and
   21,622,726 issued and 19,227,040 outstanding in April                    216                 216
Additional Paid-In Capital                                               38,837              38,670
Retained Earnings                                                        58,115              52,255
Cumulative Foreign Currency Translation Adjustment                       (1,726)             (1,497)
Treasury Stock (2,395,686 shares at cost in July and April)             (22,235)            (22,235)
                                                                       --------            --------
   Total Stockholders' Equity                                            73,207              67,409
                                                                       --------            --------
                                                                       $255,484            $245,264
                                                                       ========            ========

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                   13 WEEKS             13 WEEKS
                                                                     ENDED                ENDED
                                                                    JULY 29,             JULY 30,
                                                                      1995                 1994
Net Sales                                                           $90,699              $84,773
                                                                    -------              -------

Costs and Expenses:
   Cost of Sales                                                     70,241               65,262
   Selling, General and Administrative                                9,099                8,521
                                                                    -------              -------

Earnings from Operations                                             11,359               10,990

Other Income/(Expense), net                                             207                  149

Interest Expense                                                     (2,081)              (2,320)
                                                                    -------              -------

Earnings Before Provision for Income Taxes                            9,485                8,819

Provision for Income Taxes                                            3,625                3,351
                                                                    -------              -------

Net Earnings                                                         $5,860               $5,468
                                                                    =======              =======

Net Earnings Per Common and Common
   Equivalent Share                                                   $0.30                $0.30
                                                                    =======              =======

Weighted Average Common and Common Equivalent
   Shares Outstanding                                                19,842               18,433
                                                                    =======              =======

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    13 WEEKS           13 WEEKS
                                                                     ENDED              ENDED
                                                                    JULY 29,           JULY 30,
                                                                      1995               1994
Cash Flows from Operating Activities:
  Net Earnings                                                       $5,860              $5,468
  Adjustments to reconcile earnings to net cash flows
    provided from operations:
      Depreciation and Amortization                                   3,379               3,549
      Deferred Income Taxes                                           1,066                 317
      Changes in operating assets and liabilities
        Accounts receivable                                             901              (5,088)
        Inventories                                                  (3,587)             (4,893)
        Prepaid expenses and other current assets                      (390)                258
        Other assets                                                 (1,476)               (234)
        Accounts Payable and Accrued Expenses                        (2,764)              5,096
        Income Taxes Payable                                          1,013                (950)
                                                                    -------             -------
Net cash flows provided from operating activities                     4,002               3,523
                                                                    -------             -------

Cash Flows from Investing Activities:
  Capital Expenditures                                               (9,301)             (2,433)
  Other                                                                 -                   122
                                                                    -------             -------
Net cash flows used in investing activities                          (9,301)             (2,311)
                                                                    -------             -------

Cash Flows from Financing Activities
  Net proceeds from (repayments of) long-term borrowings              5,560              (1,000)
  Issuance of common stock                                              167                 394
  Other                                                                 -                   156
                                                                    -------             -------
Net cash flows provided from (used in) financing activities           5,727                (450)
                                                                    -------             -------

Effect of exchange rate changes on cash and cash equivalents             93                  (3)
                                                                    -------             -------

Increase in cash and cash equivalents                                   521                 759
Cash and cash equivalents at beginning of year                        4,100               2,735
                                                                    -------             -------

Cash and cash equivalents at end of period                           $4,621              $3,494
                                                                    =======             =======



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid, net of capitalized amounts                          $2,102              $2,844
                                                                    =======             =======
  Income taxes paid                                                    $488              $3,163
                                                                    =======             =======

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

1.       BASIS OF PRESENTATION

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and the changes in cash flows at July 29, 1995 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's April 29, 1995 Annual Report to Stockholders on Form 10-K as filed with the Securities and Exchange Commission ("1995 Form 10-K").

The results of operations for the 13 week periods ended July 29, 1995 and July 30, 1994 are not necessarily indicative of the results for the full year.

2.       INCOME TAXES

The effective income tax rate is based on estimates of annual amounts of taxable income and other factors. These estimates are updated periodically and any increase or decrease in the provision for income taxes is reflected in the period in which the estimate is changed.

3.       INVENTORIES

Inventories consist of the following:

                                                               JULY 29, 1995      APRIL 30, 1995
         Raw materials and supplies                               $21,781             $20,767
         Work in process                                           10,945              12,043
         Finished Goods                                            17,356              13,831
                                                                  -------             -------
                                                                  $50,082             $46,641
                                                                  =======             =======

4.       OTHER ASSETS

In May 1995, the Company loaned $2.0 million to its Vice Chairman of the Board and President (the "Executive"). The loan is due on May 4, 2000, and bears interest payable quarterly equal to the Applicable Federal Rate as defined (6.46% at July 29, 1995), adjusted quarterly. Mandatory prepayments of this loan are required if the Executive's compensation exceeds certain thresholds.

5.       COMMITMENTS AND CONTINGENCIES

a.       Treasury Stock

In January 1993, the Company's Board of Directors authorized the purchase of up to 2.0 million shares of the Company's common stock from time to time in the open market. Pursuant to this authorization

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (continued)

through July 29, 1995, the Company purchased, utilizing internally generated funds, approximately 1.2 million shares of its common stock for approximately $12.6 million.

b.       New Facility

In connection with a planned expansion of the Company's facilities, the Company anticipates investing approximately $20.0 million in a new plant and equipment, of which approximately $5.6 million has been disbursed as of July 29, 1995. Funds for this expansion are to be provided from the Company's existing credit facilities.

c.       Legal Matters

In January 1995, the Company commenced a civil action in the Supreme Court of the State of New York against Heminway Packaging Corporation ("Heminway") and certain of its affiliates seeking compensatory and punitive damages and other relief in connection with the January 1994 acquisition by the Company of Heminway's rigid set-up box and thermoforming business (the "Heminway Business"). The suit contends that the defendants misrepresented the financial condition and operational capabilities of the acquired business. The Company is seeking damages in excess of $5.0 million. In June 1995, the defendants filed an answer and a counterclaim to the Company's complaint, seeking compensatory damages exceeding $10.0 million and punitive damages of $7.7 million. Management intends to pursue its claims against the defendants and to vigorously defend the counter claim, and believes that the ultimate outcome of these claims will not have a material adverse effect on the operations or financial condition of the Company.

d.       Environmental Matters

On a continuing basis, the Company monitors its compliance with applicable environmental laws and regulations. As part of this process the Company cooperates with appropriate governmental authorities to perform any necessary testing and compliance procedures. The purchase agreements relating to the acquisition of certain acquired companies indemnify the Company from all costs and expenses relating to environmental matters which existed at the related acquired facilities on or prior to the respective closing dates. The Company is not currently aware of any environmental compliance matters that it believes will have a material effect on the consolidated financial statements.

e.       1995 Performance Bonus Plan

In July 1995, the Board of Directors approved, subject to shareholder approval, the 1995 Performance Bonus Plan (the "Plan"), applicable to the Executive only. Under the Plan, for each of the five fiscal years of the Company commencing with fiscal year 1996, the Executive will be entitled to a graduated bonus (the "Performance Bonus") based upon a comparison of the Company's earnings from operations plus depreciation and amortization (the "Performance Measure") in that award year with the immediately preceding fiscal year. Bonuses are payable only if pre-established thresholds are met. The size of the Performance Bonus is tied to the level of the Company's performance, as measured by the Performance Measure, with the larger bonuses available only in the case of truly superior results. The maximum Performance Bonus payable in respect of any award year under the Plan is $2.0 million.



                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


OVERVIEW

In January 1994, the Company acquired certain operating assets of the Premium Packaging Group of Cascades Paperboard International, Inc. (the "Premium Group") and the Heminway Business. The Premium Group's and Heminway's operations are reflected in the results of operations for the entire quarters ended July 29, 1995 and July 30, 1994 (hereinafter these dates are referred to as "1995" and "1994" respectively)


RESULTS OF OPERATIONS

Net Sales

Net sales for the quarter ended July 29, 1995 were $90.7 million compared to net sales of $84.8 million for the corresponding prior period, an increase of 7.0%. The Company believes that future sales growth will be generated through continued penetration of its existing markets, and the expanding market of CD ROM products. The Company expects its new facility in Oregon to begin production and provide incremental sales in September 1995. In addition, the Company is in the process of moving machinery and equipment from its Pittsford facility to other Company facilities, which is scheduled to cease production in September 1995. The Company believes that the closure of Pittsford will not have a significant effect on sales as customer orders will be satisfied by other Company facilities.


Cost of Sales

Cost of Sales as a percentage of sales for the quarter ended July 29, 1995 were 77.4% as compared to 77.0% for the corresponding prior period. The Company has been able to maintain relatively consistent margins although operations continue to be affected by increases in certain raw material costs during the past year, some of which could not be reflected in the selling price to the customer. The Company remains sensitive to price competitiveness in the markets that it serves, and in the areas that are targeted for growth. It believes that the installation of state-of-the-art printing and manufacturing equipment (and related labor and production efficiencies) will enable it to compete effectively.


Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales for the quarter ended July 29, 1995 were 10.0% as compared to 10.1% for the corresponding prior period. The increased dollar amount of selling, general and administrative expenses are due to costs incurred related to increased sales.


Interest Expense

Interest expense for the quarter ended July 29, 1995 was $2.1 million as compared to $2.3 million for the corresponding prior period. The reduction in interest expense resulted primarily from the conversion into common stock of $17.5 million of convertible subordinated debentures, partially offset by an increase in interest rates. Interest costs capitalized for the quarter ended July 29, 1995 related to the construction of plant and equipment (including the Company's Oregon facility) amounted to $262 thousand. Interest costs capitalized during the prior period were not significant. The Company anticipates additional capitalization of interest in the quarter ended October 28, 1995 in connection with the construction of the manufacturing facility in Oregon.

In October 1994, the Company assigned to a bank an interest rate swap agreement relating to $42.0 million of its Senior Term Notes for cash proceeds of approximately $1.3 million. The proceeds have been recorded as a deferred credit which is being amortized as a reduction of interest expense (amounting to $146 thousand for the quarter ended July 29, 1995 and zero for the corresponding prior period). At July 29, 1995, $767 thousand of deferred gain remains which will be amortized: $364 thousand in the remaining portion of fiscal 1996, $289 thousand in fiscal 1997; and $114 thousand in fiscal 1998.

The Company has used, and may continue to use, interest rate swaps and caps to manage its exposure to fluctuating interest rates under its debt agreements.


Income Taxes

The effective income tax rate for the quarter ended July 29, 1995 was 38.2% compared to 38.0% for the corresponding prior period. These rates reflect a blend of domestic and foreign taxes and are adjusted periodically based upon the estimated annual effective tax rate, which for the entire fiscal year ended April 29, 1995 was 37.8%.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at July 29, 1995 were $4.6 million as compared to $4.1 million at April 29, 1995, and working capital was $34.6 million as compared to $31.9 million as of the same dates respectively. The current ratio at July 29, 1995 was 1.5 to one at both dates.

Cash flow from operating activities for the quarter ended July 29, 1995 was $4.0 million as compared to $3.5 million for the corresponding prior period. Before changes in operating assets and liabilities, cash flow from operations for the quarter ended July 29, 1995 was $10.3 million as compared to $9.3 million for the corresponding prior period. For the quarter ended July 29, 1995, $6.3 million of cash flow from operating activities before changes in operating assets and liabilities was invested in non-cash working capital, primarily raw material and finished goods inventories. Cash flows from operations as well as borrowings under the Company's credit facilities were used to support $9.3 million in capital expenditures. In connection with a planned expansion of the Company's facilities, the Company anticipates investing approximately $20.0 million in a new plant and new equipment in Oregon, of which $5.6 million has been disbursed as of July 29, 1995. Funds for the expansion are to be provided from the Company's existing credit facility.

Net capital expenditures, primarily for manufacturing equipment, for the quarter ended July 29, 1995 were $9.3 million. The Senior Term Note and Long-Term Revolver Agreement (the "Loan Agreement") limits capital expenditures by the Company to $15.0 million during fiscal 1996 (excluding capital expenditures related to the Company's investment in its Oregon facility).

The Loan Agreement provides for covenants related to levels of debt to cash flow, current assets to current liabilities, fixed charge coverage, net worth and investments (including investments in the Company's own common stock), and restricts the amount of retained earnings available for payment of dividends. The Loan Agreement requires the Company to prepay the term notes to the extent of 50% of excess cash flow as defined. To date, no prepayments are required.

The Company expects that cash flow from operations together with the borrowing capacity under the revolving credit facility will be sufficient to meet the needs of the business in the foreseeable future. The Company has a $50.0 million five-year revolving credit facility for its working capital requirements. Borrowings under this facility are limited to the sum of 80% of accounts receivable and 50% of inventories (the "Borrowing Base"). At July 29, 1995, the Company had borrowings under this facility of $21.2 million and was not limited by its Borrowing Base.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

Part II

Item 1   LEGAL PROCEEDINGS

         Information concerning legal and environmental matters was previously reported in Item 3 of the Company's Form 10-K for the fiscal year ended April 29, 1995


Item 2   CHANGES IN SECURITIES

         None


Item 3   DEFAULTS UPON SENIOR SECURITIES

         None


Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


Item 5   OTHER INFORMATION

         None


Item 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         10.94 - 1995 Performance Bonus Plan*

         (b) Reports on Form 8-K

         On June 13, 1995, the Company filed a report on Form 8-K to report the declaration by the Board of Directors of a dividend of one preferred share purchase right for each outstanding share of common stock. The date of the report was May 4, 1995.



         *Portions of this document have been omitted from the filed text pursuant to an Application for Confidential Treatment which was previously filed with the Securities Exchange Commission.

                                   SIGNATURES

Pursuant to the regulations of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               SHOREWOOD PACKAGING CORPORATION
                                                         (Registrant)

                                               by: s/  Howard M. Liebman
                                                   ----------------------------
                                                   Howard M. Liebman
                                                   Executive Vice President and
                                                   Chief Financial Officer

Dated:  September 12, 1995

                                  EXHIBIT INDEX

   Item                             Description                            Page
-------------------------------------------------------------------------------
   10.94                    1995 Performance Bonus Plan*                     14
   27                       Financial Data Schedule


   *Portions of this document have been omitted from the filed text pursuant to an Application for Confidential Treatment which was previously filed with the Securities Exchange Commission.