Form 10-Q/A
period 1995-07-29
SHOREWOOD PACKAGING CORP
filed 1995-09-20
CIK 800266

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                  FORM 10-Q/A


(Mark One)
X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the quarterly period ended JULY 29, 1995


      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to
_______________________.

Commission file number:     0-15077


                        SHOREWOOD PACKAGING CORPORATION
             (Exact name of registrant as specified in its Charter)

               DELAWARE                           11-2742734
  (State or other jurisdiction of      (I.R.S. Employer Identification
  incorporation or organization)                    Number)

                                277 PARK AVENUE
                           NEW YORK, NEW YORK  10172
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


Part II


Item 6  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits
       --------

  10.94 - 1995 Performance Bonus Plan*

  (b)  Reports on Form 8-K
       --------------------

  On June 13, 1995, the Company filed a report on Form 8-K to report the declaration by the Board of Directors of a dividend of one preferred share purchase right for each outstanding share of common stock. The date of the report was May 4, 1995.





* Portions of this document have been omitted from the filed text pursuant to an Application for Confidential Treatment which was previously filed with the Securities Exchange Commission.

                                   SIGNATURES


Pursuant to the regulations of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    SHOREWOOD PACKAGING CORPORATION
                                             (Registrant)




                                    by:    s/  Howard M. Liebman
                                        ---------------------------
                                          Howard M. Liebman
                                          Executive Vice President and
                                          Chief Financial Officer




Dated:  September 20, 1995

                                 EXHIBIT INDEX


      Item                     Description                        Page
-----------------------------------------------------------------------------
     10.94            1995 Performance Bonus Plan*                  5





   * Portions of this document have been omitted from the filed text pursuant to an Application for Confidential Treatment which was previously filed with the Securities Exchange Commission.