Form 10-K/A
period 1995-04-29
SHOREWOOD PACKAGING CORP
filed 1995-10-19
CIK 800266

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ----------------------

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


TITLE OF EACH CLASS:                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
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

         As of July 26, 1995, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $263,950,080. (This figure was computed on the basis of the average of the high and low selling prices for the Registrant's common stock on July 26,
1995). Non-affiliates include all shareholders of Registrant other than executive officers, directors and 5% shareholders who are employees of the Registrant. As of July 26, 1995, there were 19,239,040 shares of the Registrant's common stock, $.01 par value per share, issued and outstanding.

         The information required in Part III of this Form 10-K is incorporated by reference from the Registrant's definitive proxy statement for the October 19, 1995 annual meeting of stockholders.

The Exhibit Index is Located on Page 27.                         Total Pages: 29

================================================================================

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        Page
                                                                                        ----
Independent Auditors' Report                                                              3

Consolidated Financial Statements:

        Balance Sheets at April 29, 1995 and April 30, 1994                               4

        Statements of Earnings, 52 weeks ended April 29, 1995,                            5
                          April 30, 1994 and May 1, 1993

        Statements of Cash Flows, 52 weeks ended April 29, 1995,                          6

                          April 30, 1994 and May 1, 1993

        Statements of Stockholders' Equity, 52 weeks ended                                7
                          April 29, 1995, April 30, 1994 and May 1, 1993

        Notes to Financial Statements                                                     8

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


DELOITTE & TOUCHE LLP

/s/ DELOITTE & TOUCHE LLP

New York, New York
June 27, 1995

               SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                       (In thousands except share data)

                                                                                  April 29,        April 30,
                                                                                    1995             1994
                                                                                 ----------       ----------
                                           ASSETS

 Current Assets:
    Cash, including cash equivalents of $2,158 in 1995 and
        $2,048 in 1994 . . . . . . . . . . . . . . . . . . . . . . . . . .         $  4,100         $  2,735
    Accounts receivable, less allowance for doubtful
        accounts of $452 in 1995 and $231 in 1994  . . . . . . . . . . . .           40,801           38,937
    Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           46,641           31,790
    Deferred tax assets  . . . . . . . . . . . . . . . . . . . . . . . . .            1,424            2,079
    Prepaid expenses and other current assets  . . . . . . . . . . . . . .            3,986            2,699
                                                                                   --------         --------
        Total Current Assets . . . . . . . . . . . . . . . . . . . . . . .           96,952           78,240
 Property, Plant and Equipment, at cost - net  . . . . . . . . . . . . . .          129,153          135,376
 Excess of Cost Over the Fair Value of Net Assets Acquired - net . . . . .           14,906            2,316
 Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,253            4,418
                                                                                   --------         --------
                                                                                   $245,264         $220,350
                                                                                   ========         ========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 28,122         $ 24,163
    Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .           14,918           10,155
    Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . .              570            2,095
    Current maturities of long-term debt . . . . . . . . . . . . . . . . .           21,394           10,419
                                                                                   --------         --------
        Total Current Liabilities  . . . . . . . . . . . . . . . . . . . .           65,004           46,832
 Long-term Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           99,793          120,493
 Deferred Credit and Other long-term Liabilities . . . . . . . . . . . . .            1,314                -
 Convertible Subordinated Debentures . . . . . . . . . . . . . . . . . . .                -           17,500
 Deferred Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . .           11,744            8,414
                                                                                   --------         --------
                                                                                    177,855          193,239
                                                                                   --------         --------
 Commitments and Contingencies

 Fair Value of Warrants, net of deferred fair value of warrants ($1,357)                  -                -




 Stockholders' Equity:
 Series A preferred stock, $10 par value; 50,000
    shares authorized, none issued . . . . . . . . . . . . . . . . . . . .                -                -
 Preferred stock, $10 par value; 5,000,000 shares
    authorized; none issued  . . . . . . . . . . . . . . . . . . . . . . .                -                -
 Common stock, $.01 par value; 40,000,000 shares authorized;
    21,622,726 issued and 19,227,040 outstanding in 1995 and
    20,163,923 issued and 17,845,923 outstanding in 1994 . . . . . . . . .              216              202
 Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . .           38,670           20,244
 Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .           52,255           29,566
 Cumulative foreign currency translation adjustments . . . . . . . . . . .           (1,497)          (2,013)
 Less:  Treasury stock (2,395,686 shares at cost in 1995
    and 2,318,000 shares at cost in 1994)  . . . . . . . . . . . . . . . .          (22,235)         (20,888)
                                                                                   --------         --------

                                                                                     67,409           27,111
                                                                                   --------         --------
                                                                                   $245,264         $220,350
                                                                                   ========         ========


The accompanying notes are an integral part of these financial statements.

               SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands except per share data)


                                                                52 Weeks          52 Weeks          52 Weeks
                                                                 Ended             Ended             Ended
                                                               April 29,         April 30,            May 1,
                                                                  1995             1994               1993
                                                              ----------        ----------          --------
 Net Sales . . . . . . . . . . . . . . . . . . . . .            $357,033          $216,469          $184,122
                                                                --------          --------          --------

 Costs and Expenses:
    Cost of sales  . . . . . . . . . . . . . . . . .             276,062           167,215           136,040
    Selling, general and administrative  . . . . . .              35,801            24,230            20,161
    Restructuring charge . . . . . . . . . . . . . .                   -             3,400                 -
                                                                --------          --------          --------
                                                                 311,863           194,845           156,201
                                                                --------          --------          --------

 Earnings from Operations  . . . . . . . . . . . . .              45,170            21,624            27,921

 Investment and other income, net  . . . . . . . . .                  10               903               903

 Interest Expense  . . . . . . . . . . . . . . . . .              (8,979)           (6,727)           (5,385)
                                                                --------          --------          --------

 Earnings Before Provision for
    Income Taxes, Extraordinary Item
    and Cumulative Effect of Change
    in Accounting Principle  . . . . . . . . . . . .              36,201            15,800            23,439
 Provision for Income Taxes  . . . . . . . . . . . .              13,692             6,409             8,810
                                                                --------          --------          --------
 Earnings before Extraordinary Item  . . . . . . . .
    and Cumulative Effect of Change
    in Accounting Principle  . . . . . . . . . . . .              22,509             9,391            14,629
 Extraordinary Item  . . . . . . . . . . . . . . . .                   -            (3,098)                -
 Cumulative Effect on Prior Years
    (to May 2, 1992) Related to
    the Adoption of SFAS 109-
    Accounting for Income Taxes  . . . . . . . . . .                   -                 -             1,150
                                                                --------          --------          --------
 Net Earnings  . . . . . . . . . . . . . . . . . . .            $ 22,509          $  6,293          $ 15,779
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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                               52 Weeks                 52 Weeks          52 Weeks
                                                                               Ended                    Ended             Ended
                                                                               April 29,                April 30,         May 1,
                                                                               1995                     1994             1993
                                                                               -----------              -----------      ----------
Cash Flows Provided from Operating Activities:
    Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 22,509              $   6,293           $15,779
    Adjustments to reconcile net earnings to net cash
      flows provided from operating activities:
    Cumulative effect of change in accounting   . . . . . . . . . . . . .            -                      -              (1,150)
    Depreciation and amortization   . . . . . . . . . . . . . . . . . . .         13,335                 10,245             8,086
    Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . .          4,030                   (645)             (202)
    Other non-cash items  . . . . . . . . . . . . . . . . . . . . . . . .            106                    729               -
    Changes in operating assets and liabilities, net of
      effects of businesses acquired:
             Accounts receivable  . . . . . . . . . . . . . . . . . . . .         (1,450)                (4,712)           (1,372)
             Inventories  . . . . . . . . . . . . . . . . . . . . . . . .        (14,508)                   542              (183)
             Prepaid expenses and other current assets  . . . . . . . . .         (1,147)                  (332)              642
             Other assets . . . . . . . . . . . . . . . . . . . . . . . .           (520)                (3,385)              -
             Accounts payable and accrued expenses  . . . . . . . . . . .          2,888                  6,399               444
             Income taxes payable . . . . . . . . . . . . . . . . . . . .          1,525                    638              (306)
                                                                                --------              ---------           -------

Net cash flows provided from operating activities . . . . . . . . . . . .         26,768                 15,772            21,738
                                                                                --------              ---------           -------

Cash Flows Used by Investing Activities:
    Business acquisitions   . . . . . . . . . . . . . . . . . . . . . . .           (259)              (103,710)              -
    Capital expenditures, net   . . . . . . . . . . . . . . . . . . . . .        (15,585)                (9,080)          (11,770)
    Other . .   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -                        8              (102)
                                                                                --------              ---------           -------

Net cash flows used by investing activities . . . . . . . . . . . . . . .        (15,844)              (112,782)          (11,872)
                                                                                --------              ---------           -------

Cash Flows (Used by) Provided From Financing Activities:
    Net increase (decrease) in short-term debt / revolver borrowings  . .            247                 (6,361)            3,193
    Additions to long-term debt   . . . . . . . . . . . . . . . . . . . .            -                  144,000               -
    Repayment of long-term debt   . . . . . . . . . . . . . . . . . . . .        (10,413)               (47,000)              (63)
    Purchase of treasury stock  . . . . . . . . . . . . . . . . . . . . .         (1,219)                (4,181)           (7,240)
    Issuance of common stock  . . . . . . . . . . . . . . . . . . . . . .            812                    740               945
    Proceeds from assignment of interest rate swap  . . . . . . . . . . .          1,283                    -                 -
                                                                                --------              ---------           -------

Net cash flows (used by) provided from financing activities . . . . . . .         (9,290)                87,198            (3,165)
                                                                                --------              ---------           -------

Effect of exchange rate changes on cash and cash equivalents  . . . . . .          ( 269)                    73                47
                                                                                --------              ---------           -------

Increase (decrease) in cash and cash equivalents  . . . . . . . . . . . .          1,365                 (9,739)            6,748
Cash and cash equivalents at beginning of year  . . . . . . . . . . . . .          2,735                 12,474             5,726
                                                                                --------              ---------           -------
Cash and cash equivalents at end of year  . . . . . . . . . . . . . . . .       $  4,100              $   2,735           $12,474
                                                                                ========              =========           =======

Supplemental Disclosures of Cash Flow Information:
    Interest paid, net of amounts capitalized   . . . . . . . . . . . . .       $  9,083              $   6,886           $ 5,365
    Income taxes paid     . . . . . . . . . . . . . . . . . . . . . . . .       $ 11,312              $   4,420           $ 9,320

The accompanying notes are an integral part of these financial statements.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands except share data)



                                             Common Stock                                    Cumulative
                                           $.01 Par Value                                    Foreign
                                       ------------------------   Additional                 Currency
                                       Shares                     Paid-in      Retained      Translation
                                       Issued        Amount       Capital      Earnings      Adjustments    Treasury Stock    Total
                                       ------        ------       -------      --------      -----------    --------------    -----
 Balance May 3, 1992 . . . . . . .   19,965,394   $      200    $ 18,561       $  7,494       $    485        $  (9,467)  $ 17,273

 Issuance of Common Stock  . . . .      120,412            1         944              -              -                -        945
 Purchase of Treasury Stock  . . .            -            -           -              -              -           (7,240)    (7,240)
 Net Earnings, 52 Weeks ended
   May 1, 1993 . . . . . . . . . .            -            -           -         15,779              -                -     15,779
 Foreign Currency
   Translation Adjustments . . . .            -            -           -              -           (672)               -       (672)
                                    -----------   ----------    --------       --------       ---------       ---------   ---------

 Balance May 1, 1993 . . . . . . .   20,085,806          201      19,505         23,273           (187)         (16,707)    26,085

 Issuance of Common Stock  . . . .       78,117            1         739              -              -                -        740
 Purchase of Treasury Stock  . . .            -            -           -              -              -           (4,181)    (4,181)
 Net Earnings, 52 Weeks ended
   April 30, 1994  . . . . . . . .            -            -           -          6,293              -                -      6,293
 Foreign Currency
   Translation Adjustments . . . .            -            -           -              -         (1,826)               -     (1,826)
                                    -----------   ----------    --------       --------       ---------       ---------   ---------

 Balance April 30, 1994  . . . . .   20,163,923          202      20,244         29,566         (2,013)         (20,888)    27,111

 Issuance of Common Stock  . . . .      112,649            1         939              -              -             (128)       812
 Conversion of Subordinated
   Debentures  . . . . . . . . . .    1,346,154           13      17,487              -              -                -     17,500
 Purchase of Treasury Stock  . . .            -            -           -              -              -           (1,219)    (1,219)
 Net Earnings, 52 Weeks ended
   April 29, 1995  . . . . . . . .            -            -           -         22,509              -                -     22,509
 Other . . . . . . . . . . . . . .            -            -           -            180              -                -        180
 Foreign Currency
   Translation Adjustments . . . .            -            -           -              -            516                -        516
                                    -----------   ----------    --------       --------       --------        ---------   --------

 Balance April 29, 1995  . . . . .   21,622,726   $      216    $ 38,670       $ 52,255       $ (1,497)       $ (22,235)  $ 67,409
                                    ===========   ==========    ========       ========       ========        =========   ========





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

               SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL
                           STATEMENTS (In thousands
                              except share data)


                                                                                                                  Fiscal 1994
                                                                                                                  -----------
                            Net sales                                                                              $  300,792
                                                                                                                   ==========

                            Earnings before extraordinary item and
                                and cumulative effect of change                                                    $   12,043
                                                                                                                   ==========
                                in accounting principle

                            Net earnings                                                                           $    8,945
                                                                                                                   ==========

                            Per Common and common equivalent share amounts:
                                Earnings before extraordinary item and
                                     cumulative effect of change
                                     in accounting principle                                                       $      .67
                                                                                                                   ==========

                                  Net earnings                                                                     $      .50
                                                                                                                   ==========




3.  INVENTORIES

                                                                                            1995                       1994
                                                                                         ---------                -----------
                            Raw materials and supplies                                   $  20,767                $    11,714
                            Work-in-process                                                 12,043                      7,091
                            Finished goods                                                  13,831                     12,985
                                                                                         ---------                  ---------
                                                                                         $  46,641                $    31,790
                                                                                         =========                ===========


4.  PROPERTY, PLANT AND EQUIPMENT, AT COST-NET

                                                                                            1995                      1994
                                                                                          --------                  --------
                            Land                                                          $  3,121                  $  2,330
                            Building and improvements                                       31,385                    30,218
                            Machinery and equipment                                        148,176                   144,042
                            Leasehold improvements                                           2,735                     2,371
                            Construction in progress                                         4,868                     5,081
                                                                                          --------                  --------

                                                                                           190,285                   184,042
                            Less accumulated depreciation and
                                Amortization                                                61,132                    48,666
                                                                                          --------                  --------

                                                                                          $129,153                  $135,376
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

5.       ACCRUED EXPENSES

                                                                         1995                  1994
                                                                     ------------          ------------
         Accrued salaries, employee benefits
             and payroll taxes                                       $       6,026        $       5,523
         Other accrued expenses                                              8,892                4,632
                                                                     -------------        -------------
                                                                     $      14,918        $      10,155
                                                                     =============        =============

6.       LONG-TERM DEBT/CONVERTIBLE SUBORDINATED DEBENTURES

                                                                         1995                  1994
                                                                     ------------          ------------
         Senior term notes (a)                                       $     108,940        $     118,912
         Long-term revolver (b)                                             12,247               12,000
                                                                     -------------        -------------
                                                                           121,187              130,912
         Less current maturities                                            21,394               10,419
                                                                     -------------        -------------
                                                                     $      99,793        $     120,493
                                                                     =============        =============

         Convertible subordinated debentures (c)                               -          $      17,500
                                                                     =============        =============

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

               SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands except share data)


7.  INCOME TAXES

         Earnings before provision for income taxes and extraordinary item is comprised of the following:

                                                                                        1995            1994          1993
                                                                                      -------         -------       -------
                          United States                                               $ 21,919        $ 6,586       $20,282
                          Foreign                                                       14,282          9,214         3,157
                                                                                     ---------       --------      --------
                                                                                      $ 36,201        $15,800       $23,439
                                                                                      ========        =======       =======

         The provision for income taxes is comprised of the following:

                                                                                         1995           1994          1993
                                                                                       -------        -------       -------
                          Current
                             Federal                                                   $ 4,982        $ 2,858       $ 6,611
                             State and local                                               852            773         1,100
                             Foreign                                                     3,828          3,423         1,301
                                                                                       -------        -------       -------
                                                                                         9,662          7,054         9,012
                                                                                       -------        -------       -------
                          Deferred
                             Federal                                                     2,339           (394)          (47)
                             State and local                                               174           (236)         (147)
                             Foreign                                                     1,517            (15)           (8)
                                                                                       -------        -------       -------
                                                                                         4,030           (645)         (202)
                                                                                       -------        -------       -------
                                                                                       $13,692        $ 6,409       $ 8,810
                                                                                       =======        =======       =======

         The Company's effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

                                                                     1995             1994           1993
                                                                   --------        ---------      ---------
         Statutory US Federal tax rate                                35.0%           34.0%          34.0%
         State income taxes, net of Federal benefit                    1.8             2.3            3.0
         Foreign income tax rate differentials                         1.0             1.7             .9
         Other, net                                                      -             2.6            (.3)
                                                                    -------        --------        -------
                                                                      37.8%           40.6%          37.6%
                                                                    =======        ========        =======

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands except share data)


         The tax effects of significant items comprising the Company's net deferred tax liability as of April 29, 1995 and April 30, 1994 are as follows:

         Deferred tax asset (liability):                               1995                  1994
                                                                  -------------         -------------
             Property, plant and equipment                        $    (12,360)         $     (7,934)
             Other assets                                                 (359)                 (249)
             Accounts receivable                                           509                   398
             Inventories                                                   666                   487
             Accrued expenses                                              138                   673
             State net operating loss and
                investment tax credit
                carryforwards                                            1,285                   564
             Employee benefits                                             297                   144
             Other                                                         195                  (128)
                                                                  ------------          -------------
                                                                        (9,629)               (6,045)
             Valuation Allowance                                          (691)                 (290)
                                                                  -------------         -------------
                                                                  $    (10,320)         $     (6,335)
                                                                  =============         =============

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

         A summary of changes in stock options and awards follows:


                                  Options                       Outstanding Options
                                  Available          ------------------------------------------
                                  For Future                                     Price
                                  Grant                    Number               Per Share
                                  -----------        ----------------        ----------------
 Balance, May 3, 1992                 539,513                673,465       $  4.81  - $  10.69
    Options granted                   (12,000)                12,000       $  9.50
    Options exercised                                       (117,412)      $  4.81  - $  10.34
    Options canceled                   11,446                (11,446)      $  5.57  - $   8.63
    Options lapsed                   (184,973)
                                    ----------              ---------      -------    --------
 Balance May 1, 1993                  353,986                556,607       $  4.98  - $  10.69
    1993 Program                    1,000,000
    Options granted                  (375,500)               375,500       $  8.63  - $  13.75
    Options exercised                                        (78,117)      $  4.98  - $  10.69
    Options canceled                   $4,446                 (4,446)      $  7.25  -
                                   ----------               ---------      -------    --------
 Balance April 30, 1994               982,932                849,544       $  4.98  - $  13.75
    Restricted Stock Award           (114,497)
    Options granted                  (271,320)               271,320       $ 14.75  - $  20.25
    Options exercised                                        (94,651)      $  4.98  - $   9.81
    Options canceled                   43,586                (43,586)      $  8.50  - $  19.00
                                    ---------                --------      -------    --------
 Balance April 29, 1995               640,701                982,627       $  5.57  - $  20.25
                                    =========                =======       =======    ========


   Options previously authorized under the 1986 Plan which were not granted as of the end of fiscal 1993 were considered to have lapsed and no longer available for future grant. At April 29, 1995, options to purchase 361,554 shares were exercisable at prices ranging from $5.57 to $14.25 per share. During fiscal 1995 the Company issued a net 114,497 shares of restricted stock to certain key employees. A

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands except share data)




portion or all of the shares may vest at the end of fiscal 1997 based upon the market performance of the Company's common stock. Any shares that do not vest at such time will otherwise vest at the end of fiscal 2002 if the employee continues to be employed by the Company.


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

         The following table sets forth the funded status of the Plans as of April 29, 1995 and April 30, 1994:

                                                                       1995             1994
                                                                      ------           ------
         Vested benefit obligation                                   $  2,782         $  2,616
                                                                     ========         ========
         Accumulated benefit obligation                              $  3,029         $  2,923
                                                                     ========         ========
         Projected benefit obligation                                $  3,029         $  2,923
         Market value of assets                                         3,059            3,275
                                                                     --------         --------
         Plan assets in excess of projected
           benefit obligation                                              30              352
         Unrecognized transition obligation                                 -                -
         Unrecognized prior service cost                                   22                -
         Unrecognized loss/(gain)                                        (203)            (452)
                                                                     ---------        ---------
         Prepaid/(accrued) pension cost                              $   (151)        $   (100)
                                                                     =========        =========

         Discount rate and expected rate
           of return on plan assets                                        8%               8%
                                                                     ========         ========



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

               SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands except share data)





13.      GEOGRAPHIC OPERATIONS

                                                              1995            1994              1993
                                                            -------         --------          ------
Net Sales
    Domestic  . . . . . . . . . . . . . . . . . .           $  219,218      $  142,028       $  137,405
    Foreign   . . . . . . . . . . . . . . . . . .              137,815          74,441           46,717
                                                            ----------      ----------       ----------
                                                            $  357,033      $  216,469       $  184,122
                                                            ==========      ==========       ==========
Net Earnings
    Domestic (a)  . . . . . . . . . . . . . . . .           $   13,572      $      487       $   13,916
    Foreign   . . . . . . . . . . . . . . . . . .                8,937           5,806            1,863
                                                            ----------      ----------       ----------
                                                            $   22,509      $    6,293       $   15,779
                                                            ==========      ==========       ==========
Identifiable Assets At Year-End
    Domestic  . . . . . . . . . . . . . . . . . .           $  165,388      $  152,821       $   87,371
    Foreign   . . . . . . . . . . . . . . . . . .               79,876          67,529           25,389
                                                            ----------      ----------       ----------
                                                            $  245,264      $  220,350       $  112,760
                                                            ==========      ==========       ==========

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

NUMBER                                             DESCRIPTION
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
              Shorewood Packaging Corporation and its subsidiaries, as employer, and NationsBank of Georgia, N.A., as trustee incorporated by reference to the corresponding exhibit item to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1994, as filed with the Commission on July 29, 1994, Commission File No. O-15077.
10.91    (a)  Stock Warrant Agreement to purchase 100,000 shares of Common Stock, dated as of January 13, 1994 incorporated by reference to the corresponding exhibit item on Company's annual report on Form 10-K/A for the fiscal year ended April
              30, 1994, as filed with the Commission on April 20, 1995, Commission File No. 0-15077.
10.91    (b)  Stock Warrant Agreement dated as of July 23, 1992 to purchase 300,000 shares of Common Stock incorporated by reference to the corresponding exhibit item on Company's annual report on Form 10-K/A for the fiscal year ended April 30, 1994, as filed with the Commission on April 20, 1995, Commission File No. 0-15077.
10.92         Second Amendment to Amended and Restated Credit Agreement dated as of November 22, 1994, among Shorewood Packaging
              Corporation, Shorewood Packaging Corporation of Canada Limited, NationsBank of North Carolina, N.A. and The Bank of
              Nova Scotia incorporated by reference to the corresponding exhibit item on Company's annual report on Form 10-K/A for the fiscal year ended April 29, 1995, as filed with the Commission on August 11, 1995.
10.93         Lease dated as of February 6, 1995, between Stanley Stahl, d/b/a Stahl Park Avenue Co., and Shorewood Packaging
              Corporation (omitting schedules and exhibits), incorporated by reference to the corresponding exhibit item on the
              Company's annual report on Form 10-K/A for the fiscal year ended April 29, 1995, as filed with the Commission on
              August 11, 1995.
10.94         The 1995 Performance Bonus Plan incorporated by reference to the corresponding exhibit item to Quarterly Report on
              Form 10-Q/A for the quarterly period ended July 29, 1995, as filed with the Commission on September 20, 1995.
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

                     SHOREWOOD PACKAGING CORPORATION


                     By:  /s/ Howard M. Liebman
                          ----------------------------------------------------
                          Howard M. Liebman
                          Executive Vice President and Chief Financial Officer (Principal Financial Officer)



                                               Date: October 19, 1995

                                 EXHIBIT INDEX


Item             Description                                                            Page
----             -----------                                                            ----
23.1          Consent of Deloitte & Touche LLP                                            28