Form 10-Q
period 1995-10-28
SHOREWOOD PACKAGING CORP
filed 1995-12-12
CIK 800266

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

(Mark One)
/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the quarterly period ended    October 28, 1995
                                                       ----------------

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

                   YES     / X /               NO      / /

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


DECEMBER 1, 1995                                                  18,989,183
       Date                                                    Number of Shares

                        SHOREWOOD PACKAGING CORPORATION
                                AND SUBSIDIARIES



INDEX                                                                     PAGE
Part I:  Financial Statements

Consolidated Condensed Balance Sheets
         October 28, 1995 (Unaudited) and
         April 29, 1995 (Audited)                                           3

Consolidated Condensed Statements of Earnings
         13 weeks ended October 28, 1995 (Unaudited) and
         October 29, 1994 (Unaudited)                                       4

         26 weeks ended October 28, 1995 (Unaudited) and
         October 29, 1994 (Unaudited)                                       5

Consolidated Condensed Statement of Cash Flows
         26 weeks ended October 28, 1995 (Unaudited) and
         October  29, 1994 (Unaudited)                                      6

Notes to Consolidated Condensed Financial Statements                      7 - 9

Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             10 - 12

Part II: Other Information                                               13 - 15

         Exhibit Index                                                      16

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  OCTOBER 28,           APRIL 29,
                                                                     1995                 1995
ASSETS                                                            (UNAUDITED)           (AUDITED)
------
Current Assets:
     Cash and Cash Equivalents                                        $6,204              $4,100
     Accounts Receivable, net                                         47,246              40,801
     Inventories                                                      46,460              46,641
     Deferred Tax Assets                                               1,424               1,424
     Prepaid expenses and other current assets                         3,601               3,986
                                                                    --------            --------
          Total Current Assets                                       104,935              96,952
Property, Plant and Equipment, net                                   150,312             129,153
Excess of Cost Over the Fair Value of Net Assets Acquired, net        19,666              14,906
Other Assets                                                           5,785               4,253
                                                                    --------            --------
                                                                    $280,698            $245,264
                                                                    ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
     Accounts Payable                                                $24,589             $28,122
     Accrued Expenses                                                 18,919              14,918
     Income Taxes Payable                                              1,676                 570
     Current maturities of long-term debt                             24,000              21,394
                                                                    --------            --------
          Total Current Liabilities                                   69,184              65,004
Long-Term Debt                                                       115,550              99,793
Deferred Credit and Other Long-Term Liabilities                        2,516               1,314
Deferred Income Taxes                                                 13,446              11,744
                                                                    --------            --------

     Total Liabilities                                               200,696             177,855
                                                                    --------            --------

Commitments and Contingencies

Fair Value of Warrants, net of deferred
     fair value of warrants ($1,357)                                     -                   -

Stockholders' Equity:
Series A Preferred Stock, $10 par value; 50,000 shares
     authorized, none issued                                             -                   -
Preferred Stock, $10 par value; 5,000,000 shares authorized
     none issued                                                         -                   -
Common Stock, $.01 par value; 40,000,000 shares authorized
     21,675,682 issued and 19,279,996 outstanding in October and
     21,622,726 issued and 19,227,040 outstanding in April               217                 216
Additional Paid-In Capital                                            39,228              38,670
Retained Earnings                                                     64,398              52,255
Cumulative Foreign Currency Translation Adjustment                    (1,606)             (1,497)
Treasury Stock (2,395,686 shares at cost in October and April)       (22,235)            (22,235)
                                                                    --------            --------
     Total Stockholders' Equity                                       80,002              67,409
                                                                    --------            --------
                                                                    $280,698            $245,264
                                                                    ========            ========

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                    13 WEEKS            13 WEEKS
                                                                      ENDED               ENDED
                                                                   OCTOBER 28,         OCTOBER 29,
                                                                      1995                1994
Net Sales                                                           $105,120             $97,050
                                                                    --------             -------

Costs and Expenses:
     Cost of Sales                                                    82,322              74,598
     Selling, General and Administrative                              10,732               9,033
                                                                    --------             -------

Earnings from Operations                                              12,066              13,419

Other Income, net                                                        206                 (55)

Interest Expense                                                      (2,102)             (2,446)
                                                                    --------             -------

Earnings Before Provision for Income Taxes                            10,170              10,918

Provision for Income Taxes                                             3,888               4,149
                                                                    --------             -------

Net Earnings                                                          $6,282              $6,769
                                                                     =======             =======

Net Earnings Per Common and Common
     Equivalent Share                                                   $.32                $.36
                                                                     =======             =======

Weighted Average Common and Common Equivalent
     Shares Outstanding                                               19,899              18,920
                                                                     =======             =======

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                    26 WEEKS            26 WEEKS
                                                                      ENDED              ENDED
                                                                   OCTOBER 28,         OCTOBER 29,
                                                                      1995                1994
Net Sales                                                           $195,819            $181,823
                                                                    --------            --------

Costs and Expenses:
     Cost of Sales                                                   152,563             139,860
     Selling, General and Administrative                              19,832              17,554
                                                                    --------            --------

Earnings from Operations                                              23,424              24,409

Other Income, net                                                        415                  94

Interest Expense                                                      (4,184)             (4,766)
                                                                    --------            --------

Earnings Before Provision for Income Taxes                            19,655              19,737

Provision for Income Taxes                                             7,512               7,500
                                                                    --------            --------

Net Earnings                                                         $12,143             $12,237
                                                                    ========            ========

Net Earnings Per Common and Common
     Equivalent Share                                                   $.61                $.66
                                                                     =======             =======

Weighted Average Common and Common Equivalent
     Shares Outstanding                                               19,871              18,676
                                                                     =======             =======


                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    26 WEEKS            26 WEEKS
                                                                      ENDED               ENDED
                                                                    OCTOBER 28,        OCTOBER 29,
                                                                      1995                1994
Cash flows from operating activities:
    Net earnings                                                     $12,143             $12,237
    Adjustments to reconcile earnings to net cash flows
         provided from operations:
              Depreciation and amortization                            6,863               6,998
              Deferred income taxes                                    1,718                 476
              Other non-cash items                                                           (56)
              Changes in operating assets and liabilities:
                   Accounts receivable                                (5,035)            (13,354)
                   Inventories                                           180              (4,602)
                   Prepaid expenses and other current assets             767                 517
                   Other assets                                       (1,532)               (595)
                   Accounts payable and accrued expenses              (4,415)              7,661
                   Income taxes payable                                1,105                 637
                                                                  ----------           ---------
Net cash flows provided from operating activities                     11,794               9,919
                                                                  ----------            --------

Cash Flows from Investing Activities:
    Capital Expenditures                                             (28,656)             (5,201)
    Other                                                                -                   112
                                                                  ----------            --------
Net cash flows used in investing activities                          (28,686)             (5,089)
                                                                  ----------            --------

Cash Flows from Financing Activities
    Net proceeds from (repayments of) long-term borrowings            18,256               6,511
    Purchase of treasury stock                                           -                  (128)
    Issuance of common stock                                             559                 706
    Proceeds from assignment of interest rate swap                       -                 1,282
    Other                                                                -                   156
                                                                  ----------            --------
Net cash flows provided from (used in) financing activities           18,815              (4,495)
                                                                  ----------            --------

Effect of exchange rate changes on cash and cash equivalents             181                 (97)
                                                                  ----------            --------

Increase in cash and cash equivalents                                  2,104                 238
Cash and cash equivalents at beginning of year                         4,100               2,735
                                                                  ----------            --------

Cash and cash equivalents at end of period                            $6,204              $2,973
                                                                   =========           =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Interest paid, net of capitalized amounts                        $4,414              $4,657
                                                                   =========            ========
     Income taxes paid                                                $3,161              $6,632
                                                                   =========            ========

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

1.       BASIS OF PRESENTATION

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and the changes in cash flows at October 28, 1995 and for all periods presented.

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

The results of operations for the 13 and 26 week periods ended October 28, 1995 are not necessarily indicative of the results for the full year.

2.       INCOME TAXES

The effective income tax rate is based on estimates of annual amounts of taxable income and other factors. These estimates are updated periodically and any increase or decrease in the provision for income taxes is reflected in the period in which the estimate is changed.

3.       INVENTORIES

Inventories consist of the following:

                                                           OCTOBER 28, 1995     APRIL 29, 1995
         Raw materials and supplies                             $20,682             $20,767
         Work in process                                          9,851              12,043
         Finished Goods                                          15,927              13,831
                                                                -------             -------
                                                                $46,460             $46,641
                                                                =======             =======

4.       OTHER ASSETS

In May 1995, the Company loaned $2.0 million to its Vice Chairman of the Board and President (the "Executive"). The loan is due on May 4, 2000, and bears interest payable quarterly equal to the Applicable Federal Rate as defined (5.61% at October 28, 1995), adjusted quarterly. Mandatory prepayments of this loan are required if the Executive's compensation exceeds certain thresholds.

5.       COMMITMENTS AND CONTINGENCIES

a.       Treasury Stock

In January 1993, the Company's Board of Directors authorized the purchase of up to 2.0 million shares of the Company's common stock from time to time in the open market. Pursuant to this authorization

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (continued)

through October 28, 1995, the Company purchased approximately 1.2 million shares of its common stock for approximately $12.6 million. Subsequent to October 28, 1995 the Company purchased an additional 300,000 shares of its common stock for approximately $4.7 million.

Subject to the execution of a new credit agreement as more fully described in
Note 6, the Board of Directors authorized the purchase of up to an additional
2.0 million shares of the Company's common stock from time to time in the open market, subject to the terms of the Company's new credit agreement. As of December 11, 1995, approximately 2,500,000 shares are authorized for purchase under existing Board of Directors resolutions.

b.       New Facility

In connection with a planned expansion of the Company's facilities, the Company anticipates investing approximately $22.0 million in a new plant and equipment, of which approximately $15.9 million has been disbursed as of October 28, 1995. Funds for this expansion are to be provided from the Company's credit facility.

c.       Legal Matters

In January 1995, the Company commenced a civil action in the Supreme Court of the State of New York against Heminway Packaging Corporation ("Heminway") and certain of its affiliates seeking compensatory and punitive damages and other relief in connection with the January 1994 acquisition by the Company of Heminway's rigid set-up box and thermoforming business (the "Heminway Business"). The suit contends that the defendants misrepresented the financial condition and operational capabilities of the acquired business. The Company is seeking damages in excess of $5.0 million. In June 1995, the defendants filed an answer and a counterclaim to the Company's complaint, seeking compensatory damages exceeding $10.0 million and punitive damages of $7.7 million. Heminway's counter-claim also seeks a declaratory judgment and damages with respect to certain escrowed rents. The remaining defendants moved to dismiss the complaint. On June 29, 1995. the Company moved to dismiss the counter-claims. The pending motions have been submitted to the court and are awaiting decision.

Management believes that the ultimate outcome of this claim will not have a material adverse effect on the operations or financial condition of the Company.

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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (continued)

e.       1995 Performance Bonus Plan

In July 1995, the Board of Directors approved the 1995 Performance Bonus Plan (the "Plan"), applicable to its Vice Chairman of the Board and President only. Under the Plan, for each of the five fiscal years of the Company commencing with fiscal year 1996, the Executive will be entitled to a graduated bonus (the "Performance Bonus") based upon a comparison of the Company's earnings from operations plus depreciation and amortization (the "Performance Measure") in that award year with the immediately preceding fiscal year. Bonuses are payable only if pre- established thresholds are met. The size of the Performance Bonus is tied to the level of the Company's performance, as measured by the Performance Measure, with the larger bonuses available only in the case of truly superior results. The maximum Performance Bonus payable in respect of any award year under the Plan is $2.0 million.

A shareholder of the Company has brought a suit in the United States District court, Southern District of New York, seeking to enjoin payment of Performance Bonuses under the 1995 Performance Bonus Plan described below. The Company believes that the suit is without merit and expects to pay Performance Bonuses under the Plan when and if earned.

f.       Common Stock Purchase Warrants

During the second quarter, the Company issued warrants to purchase 400,000 shares of its common stock to a customer who concurrently entered into a long-term supply agreement with the Company. The warrant is exerciseable immediately at $17.13 per share and expires September 1, 2000. At such time as the customer may exercise the warrant, any cash volume discount previously paid to the customer based upon minimum levels of purchases will be refunded to the Company and included in paid-in-capital.

g.       Acquisition Contingent Consideration

The Company recorded approximately $5.0 million of contingent consideration in the second quarter, as it is probable that such amount will be paid to the former owners of the Premium Group, based upon the anticipated attainment of previously established thresholds.

6.       SUBSEQUENT EVENTS

In December the Company will enter into a new senior credit facility. The Company has received commitments from lending banks for the entire facility and expects to execute the agreement shortly. The new facility increases the amount available under the Company's previous credit facility by $41.0 million to $185.0 million. The new facility consists of $120.0 million of senior term notes and $65.0 million of a long-term revolver which bear interest, at the discretion of the Company, at either the Bank's prime rate or at LIBOR plus 100 basis points. The senior term notes will be repaid in various quarterly installments through May 7, 2000 at which time the revolver will mature. The increased credit facility was made available to facilitate the Company's programs to purchase up to 2,500,000 shares of its common stock as more fully described in Note 5.

In connection with establishment of the new credit facility, the Company will record, in the third quarter, an extraordinary charge representing the write-off of previously deferred finance costs incurred in connection with the prior facility of approximately $1.4 million (net of tax benefit of $.9 million).

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

In January 1994, the Company acquired certain operating assets of the Premium Packaging Group of Cascades Paperboard International, Inc. (the "Premium Group") and the Heminway Business. The Premium Group's and Heminway's operations are reflected in the results of operations for the entire periods presented.

RESULTS OF OPERATIONS

Net Sales

Net sales for the quarter ended October 28, 1995 were $105.1 million compared to net sales of $97.0 million for the corresponding prior period, an increase of 8.3%. The Company believes that future sales growth will be generated through continued penetration of its existing markets, and the expanding market of CD ROM products. The Company's new facility in Oregon began production in September 1995, although it is not expected to have a significant impact on consolidated sales until late in fiscal 1996. The Company's Pittsford facility ceased production in September 1995. The closure of Pittsford did not have a significant effect on sales as customer orders were satisfied by other Company facilities.

Cost of Sales

Cost of sales as a percentage of sales for the quarter and six months ended October 28, 1995 were 78.3% and 77.9% as compared to 76.9% for the corresponding prior periods. The increase in cost of sales as a percentage of sales is attributable to manufacturing inefficiencies experienced at one of the Company's major facilities. The Company has taken action to correct the problems at that facility and expects to see improvement throughout the balance of the year. The month of October was adversely impacted by Hurricane Opal which caused downtime at two of the Company's facilities due to power interruptions and other consequences of local weather conditions.

The Company's margins continue to be affected by increases in certain raw material costs this year as compared to the prior year, some of which could not
be reflected in the selling price to the customer.   The Company remains
sensitive to price competitiveness in the markets that it serves, and in the areas that are targeted for growth. It believes that the installation of state-of-the-art printing and manufacturing equipment (and related labor and production efficiencies) will enable it to compete effectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales for the quarter and six months ended October 28, 1995 were 10.2% and 10.1% as compared to 9.3% and 9.7%, respectively, for the corresponding prior periods. The increase in selling, general and administrative expenses as a percentage of sales is largely due to additional costs associated with the integration of the Premium Group's operations, including additional professional fees, and increased occupancy and operating costs associated with the Company's corporate offices.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

Interest Expense

Interest expense for the quarter and six months ended October 28, 1995 was $2.1 million and $4.2 million as compared to $2.4 million and $4.8 million, respectively, for the corresponding prior periods. The reduction in interest expense resulted primarily from the conversion into common stock of $17.5 million of convertible subordinated debentures, partially offset by an increase in interest rates. Interest costs capitalized for the quarter and six months ended October 28, 1995 related to the construction of plant and equipment (including the Company's Oregon facility) amounted to $292 thousand and $554 thousand, respectively. Interest costs capitalized during the prior periods were not significant. The Company anticipates that the amount of interest to be capitalized in the quarter to end January 1996 will be significantly less than the amounts previously capitalized.

In October 1994, the Company assigned to a bank an interest rate swap agreement relating to $42.0 million of its Senior Term Notes for cash proceeds of approximately $1.3 million. The proceeds have been recorded as a deferred credit which is being amortized as a reduction of interest expense (amounting to $146 thousand and $280 thousand for the quarter and six months ended
October 28, 1995, respectively, and $56 thousand for the corresponding prior periods). At October 28, 1995, $633 thousand of deferred gain remains which will be amortized: $230 thousand in the remaining portion of fiscal 1996, $289 thousand in fiscal 1997; and $114 thousand in fiscal 1998.

The Company has used, and may continue to use, interest rate swaps and caps to manage its exposure to fluctuating interest rates under its debt agreements.

Income Taxes

The effective income tax rate for the quarter and six months ended October 28, 1995 was 38.2% compared to 38.0% for the corresponding prior periods, respectively. These rates reflect a blend of domestic and foreign taxes and are adjusted periodically based upon the estimated annual effective tax rate, which for the entire fiscal year ended April 29, 1995 was 37.8%.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at October 28, 1995 were $6.2 million as compared to $4.1 million at April 29, 1995, and working capital was $35.8 million as compared to $31.9 million as of the same dates respectively. The current ratio at October 28, 1995 and April 29, 1995 was approximately 1.5 to one. The increase in cash is primarily due to the timing of payments under the Company's revolving credit facility.

Cash flow from operating activities for the six months ended October 28, 1995 was $20.7 million before changes in operating assets and liabilities, of which $8.9 million was invested in non-cash working capital, primarily accounts receivable. Cash flows from operations as well as borrowings under the Company's credit facilities were used to support $28.7 million in capital expenditures. In connection with

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

a planned expansion of the Company's facilities, the Company anticipates investing approximately $22.0 million in a new plant and new equipment in Oregon, of which $15.9 million has been disbursed as of October 28, 1995. Funds for the expansion are to be provided from the Company's credit facility.

Subsequent to October 28, 1995 and pursuant to a program adopted in 1993, the Company purchased an additional 300,000 shares of its common stock for approximately $4.7 million. Subject to the execution of a new credit agreement as more fully described below, the Board of Directors authorized the purchase of up to an additional 2.0 million shares of the Company's common stock from time to time in the open market, subject to the terms of the Company's new credit agreement. As of December 11, 1995, approximately 2,500,000 shares are authorized for purchase under existing Board of Director resolutions.

To effectuate its Board authorization, the Company will enter into a new credit facility agreement with its banks increasing its existing line of credit by approximately $41.0 million to $185 million. The new facility consists of $120.0 million of senior term notes and $65.0 million of a long-term revolver which bear interest, at the discretion of the Company, at either the Bank's prime rate or at LIBOR plus 100 basis points. The senior term notes will be repaid in various quarterly installments through May 7, 2000 at which time the revolver will mature. The increased credit facility was made available to facilitate the Company's programs to purchase up to 2,500,000 shares of its common stock. The Company has received commitments from lending banks for the entire facility and expects to execute the agreement shortly.

The Board and management of the Company believe the long-term outlook for the Company to be promising and that the Company's common stock represents an attractive investment opportunity. The purchases will be made from time to time as market conditions permit.

In connection with establishment of the new credit facility, the Company will record, in the third quarter, an extraordinary charge representing the write-off of previously deferred finance costs incurred in connection with the prior facility of approximately $1.4 million (net of tax benefit of $.9 million).

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

The Company expects that cash flow from operations together with the borrowing capacity under the revolving credit facility will be sufficient to meet the needs of the business in the foreseeable future. The Company will have, as described above, a $65.0 million long-term revolving credit facility for its working capital requirements. Borrowings under this facility are limited to the sum of 80% of accounts receivable and 50% of inventories (the "Borrowing Base"). At October 28, 1995, the Company had borrowings under this facility of $40.1 million.

The Company recorded approximately $5.0 million of contingent consideration in the second quarter, as it is probable that such amount will be paid to the former owners of the Premium Group, based upon the anticipated attainment of previously established thresholds.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

Part II

Item 1   LEGAL PROCEEDINGS

         Information concerning legal and environmental matters is incorporated by reference from Part I, Footnotes 5(c) and (d) of Notes to Consolidated Condensed Financial Statements

Item 2   CHANGES IN SECURITIES

         None

Item 3   DEFAULTS UPON SENIOR SECURITIES

         None

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of Stockholders was held on October 19, 1995 (the "Meeting"). At the Meeting, the Company's stockholders voted upon the following matters: (I) The election of three directors comprising the Class III Directors; (ii) the ratification of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending April 27, 1996; and (iii) the adoption of the Company's 1995 Performance Bonus Plan.

         The Holders of the Company's common stock voted as a single class on all matters submitted for a vote at the Meeting. The number of votes cast for, against or withheld, as well as the number of abstentions, as to each such matter is set forth below:

         ELECTION OF DIRECTORS

                  NAME                          FOR           WITHHELD
                  Paul B. Shore              17,099,748        240,289
                  Marc P. Shore              17,104,185        235,852
                  Seymour Leslie             17,210,100        129,937

         RATIFICATION OF APPOINTMENT OF DELOITTE & TOUCHE LLP

                  FOR                     AGAINST        ABSTAIN
                  17,234,013               5,185          26,391

         APPROVAL OF THE 1995 PERFORMANCE BONUS PLAN

                  FOR                  AGAINST           ABSTAIN
                  15,688,291           1,379,483          53,910


         The Inspectors of Election for the Meeting did not record any broker non-votes as to any matter submitted for a vote at the Meeting.

Item 5   OTHER INFORMATION

         None

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         10.95 - Stock warrant agreement dated as of August 11, 1995*

         (b) Reports on Form 8-K

         None.




         *Portions of this document have been omitted from the filed text pursuant to an Application for Confidential Treatment which was filed with the Securities and Exchange Commission

                                   SIGNATURES

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

Dated:  December 12, 1995

                                 EXHIBIT INDEX

    Item          Description                                        Page
-----------------------------------------------------------------------------
    10.95          Stock warrant agreement dated as of August 1, 1995.*

    27             Financial Data Schedule





         *Portions of this document have been omitted from the filed text pursuant to an Application for Confidential Treatment which was filed with the Securities and Exchange Commission