Form 10-Q/A
period 1995-10-28
SHOREWOOD PACKAGING CORP
filed 1996-02-20
CIK 800266

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                  FORM 10-Q/A


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


                          YES     /X/       NO     / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

FEBRUARY 16, 1995                                         21,687,119
      Date                                             Number of Shares

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES


Part II


Item 6 EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

       10.96 - 1993 Incentive Program as amended May 4, 1995
       10.97 - Non-Negotiable Promissory Note of Marc P. Shore dated May 4, 1995
       10.98 - Employment Agreement dated January 25, 1996 and effective as of May 1, 1995 between Shorewood Packaging Corporation and Marc P. Shore *





___________________________
* The sole exhibit to this Agreement, the Shorewood Packaging Corporation 1995 Performance Bonus Plan, has previously been filed as Exhibit 10.94 to Shorewood Packaging Corporation's Form 10-Q/A for the quarterly period ended July 29, 1995.

                                   SIGNATURES


Pursuant to the regulations of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            SHOREWOOD PACKAGING CORPORATION
                                                     (Registrant)



                                            By: /s/ William H. Hogan
                                               --------------------------------
                                               William H. Hogan
                                               Controller (Chief Accounting
                                               Officer)


Dated:  February 20, 1996

                                 EXHIBIT INDEX


     Item                                  Description                                             Page
-------------------------------------------------------------------------------------------------------
     10.96                       1993 Incentive Program as amended May 4, 1995                        5
     10.97                       Non-Negotiable Promissory Note of Marc P. Shore                     14
     10.98                       Employment Agreement dated January 25, 1996 and                     20
                                 effective as of May 1, 1995 between Shorewood
                                 Packaging Corporation and Marc P. Shore *





___________________________
* The sole exhibit to this Agreement, the Shorewood Packaging Corporation 1995 Performance Bonus Plan, has previously been filed as Exhibit 10.94 to Shorewood Packaging Corporation's Form 10-Q/A for the quarterly period ended July 29, 1995.