Form 10-Q
period 1996-01-27
SHOREWOOD PACKAGING CORP
filed 1996-03-14
CIK 800266

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 27, 1996

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                       .
                              -------------------  -----------------------

Commission file number:    0-15077

                         SHOREWOOD PACKAGING CORPORATION
             (Exact name of registrant as specified in its Charter)

          DELAWARE                                          11-2742734
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

                                    YES    /X/    NO    / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

MARCH 1, 1996                                                   18,189,629
    Date                                                     Number of Shares

                         SHOREWOOD PACKAGING CORPORATION
                                AND SUBSIDIARIES

INDEX                                                               PAGE
Part I:  Financial Statements

Consolidated Condensed Balance Sheets
         January 27, 1996 (Unaudited) and
         April 29, 1995 (Audited)                                      3

Consolidated Condensed Statements of Earnings
         13 weeks ended January 27, 1996 (Unaudited) and
         January 28, 1995 (Unaudited)                                  4

         39 weeks ended January 27, 1996 (Unaudited) and
         January 28, 1995 (Unaudited)                                  5

Consolidated Condensed Statements of Cash Flows
         39 weeks ended January 27, 1996 (Unaudited) and
         January  28, 1995 (Unaudited)                                 6

Notes to Consolidated Condensed Financial Statements                 7 - 9

Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        10 - 13

Part II: Other Information                                            14

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  JANUARY 27,    APRIL 29,
                                                                      1996        1995
ASSETS                                                            (UNAUDITED)   (AUDITED)
Current Assets:
     Cash and Cash Equivalents                                     $   2,508    $   4,100
     Accounts Receivable, net                                         33,162       40,801
     Inventories                                                      44,226       46,641
     Deferred Tax Assets                                               1,424        1,424
     Prepaid expenses and other current assets                         5,845        3,986
                                                                   ---------    ---------
          Total Current Assets                                        87,165       96,952
Property, Plant and Equipment, net                                   154,799      129,153
Excess of Cost Over the Fair Value of Net Assets Acquired, net        19,441       14,906
Other Assets                                                           4,739        4,253
                                                                   ---------    ---------
                                                                   $ 266,144    $ 245,264
                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable                                              $  19,888    $  28,122
     Accrued Expenses                                                 15,637       14,918
     Income Taxes Payable                                               --            570
     Current maturities of long-term debt                             24,000       21,394
                                                                   ---------    ---------
          Total Current Liabilities                                   59,525       65,004
Long-Term Debt                                                       122,789       99,793
Deferred Credit and Other Long-Term Liabilities                        1,731        1,314
Deferred Income Taxes                                                 14,658       11,744
                                                                   ---------    ---------

     Total Liabilities                                               198,703      177,855
                                                                   ---------    ---------

Commitments and Contingencies

Fair Value of Warrants, net of deferred
     fair value of warrants ($1,357)                                    --           --

Stockholders' Equity:
Series A Preferred Stock, $10 par value; 50,000 shares
     authorized, none issued                                            --           --
Preferred Stock, $10 par value; 5,000,000 shares authorized
     none issued                                                        --           --
Common Stock, $.01 par value; 40,000,000 shares authorized
     21,681,557 issued and 18,375,871 outstanding in January and
     21,622,726 issued and 19,227,040 outstanding in April               217          216
Additional Paid-In Capital                                            39,263       38,670
Retained Earnings                                                     66,823       52,255
Cumulative Foreign Currency Translation Adjustment                    (3,037)      (1,497)
Treasury Stock (3,305,686 and 2,395,686 shares at
     cost in January and April)                                      (35,825)     (22,235)
                                                                   ---------    ---------
     Total Stockholders' Equity                                       67,441       67,409
                                                                   ---------    ---------
                                                                   $ 266,144    $ 245,264
                                                                   =========    =========

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                    13 WEEKS    13 WEEKS
                                                                      ENDED      ENDED
                                                                   JANUARY 27, JANUARY 28,
                                                                      1996        1995
Net Sales                                                           $ 93,107    $ 85,654
                                                                    --------    --------
Costs and Expenses:
     Cost of Sales                                                    75,334      66,122
     Selling, General and Administrative                              10,038       9,168
                                                                    --------    --------

Earnings from Operations                                               7,735      10,364

Other Income, net                                                        303         455

Interest Expense                                                      (1,995)     (2,005)
                                                                    --------    --------

Earnings Before Provision for Income Taxes and Extraordinary Item      6,043       8,814

Provision for Income Taxes                                             2,253       3,292
                                                                    --------    --------

Earnings Before Extraordinary Item                                     3,790       5,522

Extraordinary Item, net of Income Tax Benefit of $837                 (1,365)       --
                                                                    --------    --------

Net Earnings                                                        $  2,425    $  5,522
                                                                    ========    ========

Earnings Per Common and Common
     Equivalent Share Before Extraordinary Item                     $    .20    $    .28

Extraordinary Item, net of Income Tax Benefit                           (.07)       --
                                                                    --------    --------

Net Earnings Per Common and Common
     Equivalent Share                                               $    .13    $    .28
                                                                    ========    ========

Weighted Average Common and Common Equivalent
     Shares Outstanding                                               19,342      20,011
                                                                    ========    ========

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     39 WEEKS     39 WEEKS
                                                                      ENDED        ENDED
                                                                    JANUARY 27,  JANUARY 28,
                                                                       1996         1995
Net Sales                                                           $ 288,927    $ 267,477
                                                                    ---------    ---------
Costs and Expenses:
     Cost of Sales                                                    227,897      205,982
     Selling, General and Administrative                               29,870       26,722
                                                                    ---------    ---------

Earnings from Operations                                               31,160       34,773

Other Income, net                                                         717          549

Interest Expense                                                       (6,179)      (6,771)
                                                                    ---------    ---------

Earnings Before Provision for Income Taxes and Extraordinary Item      25,698       28,551

Provision for Income Taxes                                              9,765       10,792
                                                                    ---------    ---------

Earnings Before Extraordinary Item                                     15,933       17,759

Extraordinary Item, net of Income Tax Benefit of $837                  (1,365)        --
                                                                    ---------    ---------

Net Earnings                                                        $  14,568    $  17,759
                                                                    =========    =========

Earnings Per Common and Common
     Equivalent Share Before Extraordinary Item                     $     .81    $     .93

Extraordinary Item, net of Income Tax Benefit                            (.07)        --
                                                                    ---------    ---------

Net Earnings Per Common and Common
     Equivalent Share                                               $     .74    $     .93
                                                                    =========    =========

Weighted Average Common and Common Equivalent
     Shares Outstanding                                                19,694       19,120
                                                                    =========    =========

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  39 WEEKS    39 WEEKS
                                                                    ENDED       ENDED
                                                                  JANUARY 27, JANUARY 28,
                                                                    1996        1995
Cash flows from operating activities:
    Net earnings                                                  $ 14,568    $ 17,759
    Adjustments to reconcile net earnings to net cash flows
         provided from operations:
              Depreciation and amortization                         10,358      10,441
              Deferred income taxes                                  2,991       2,219
              Other non-cash items                                                (217)
              Changes in operating assets and liabilities:
                   Accounts receivable                               7,281      (1,555)
                   Inventories                                       2,073      (9,549)
                   Prepaid expenses and other current assets        (1,898)       (565)
                   Other assets                                     (1,170)       (171)
                   Accounts payable, accrued expenses and other
                          long term liabilities                    (12,296)     (1,292)
                   Income taxes payable                               (552)       (984)
                                                                  --------    --------
Net cash flows provided from operating activities                   21,355      16,086
                                                                  --------    --------

Cash Flows from Investing Activities:
    Capital Expenditures                                           (36,175)     (9,059)
                                                                  --------    --------
Net cash flows used in investing activities                        (36,175)     (9,059)
                                                                  --------    --------

Cash Flows from Financing Activities
    Net proceeds from (repayments of) long-term borrowings          26,140      (9,855)
    Purchase of treasury stock                                     (13,590)       (128)
    Issuance of common stock                                           594         791
    Proceeds from assignment of interest rate swap                    --         1,283
    Other                                                             --           156
                                                                  --------    --------
Net cash flows provided from (used in) financing activities         13,144      (7,753)
                                                                  --------    --------

Effect of exchange rate changes on cash and cash equivalents            84          84
                                                                  --------    --------

Decrease in cash and cash equivalents                               (1,592)       (642)
Cash and cash equivalents at beginning of period                     4,100       2,735
                                                                  --------    --------

Cash and cash equivalents at end of period                        $  2,508    $  2,093
                                                                  ========    ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Interest paid, net of capitalized amounts                    $  6,453    $  6,942
                                                                  ========    ========
     Income taxes paid                                            $  6,746    $  9,860
                                                                  ========    ========

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and the changes in cash flows at January 27, 1996 and for all periods presented.

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

The results of operations for the 13 and 39 week periods ended January 27, 1996 are not necessarily indicative of the results for the full year.

2.       INCOME TAXES

The effective income tax rate is based on estimates of annual amounts of taxable income and other factors. These estimates are updated periodically and any increase or decrease in the provision for income taxes is reflected in the period in which the estimate is changed.

3.       INVENTORIES

Inventories consist of the following:

                                         JANUARY 27, 1996     APRIL 29, 1995
         Raw materials and supplies          $20,199            $20,767
         Work in process                       8,330             12,043
         Finished Goods                       15,697             13,831
                                             -------            -------
                                             $44,226            $46,641
                                             =======            =======

4.       OTHER ASSETS

In May 1995, the Company loaned $2.0 million to its Vice Chairman of the Board and President (the "Executive"). The loan is due on May 4, 2000, and bears interest payable quarterly equal to the Applicable Federal Rate as defined (5.37% at January 27, 1996), adjusted monthly. Mandatory prepayments of this loan are required if the Executive's compensation exceeds certain thresholds.

5.       COMMITMENTS AND CONTINGENCIES

a.       Treasury Stock

In January 1993, the Company's Board of Directors authorized the purchase of up to 2.0 million shares of the Company's common stock , and in December 1995, authorized the purchase of up to an

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)

additional 2.0 million shares of the Company's common stock, from time to time in the open market, subject to the terms of the Company's new credit agreement. 1,931,000 shares are authorized for purchase under existing Board of Directors resolutions as of January 27, 1996. The Company purchased 910,000 shares of its common stock during the third quarter of 1996. Since January 27, 1996 and through March 10, 1996 the Company purchased an additional 215,000 shares of its common stock.

b.       New Facility

In connection with a planned expansion of the Company's facilities, the Company anticipates investing approximately $22.0 million in a new plant and equipment, of which approximately $18.8 million has been disbursed as of January 27, 1996. Funds for this expansion are to be provided from the Company's credit facility.

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

A shareholder of the Company has brought a suit in the United States District court, Southern District of New York, seeking to enjoin payment of Performance Bonuses under the 1995 Performance Bonus Plan described above. The Company believes that the suit is without merit and expects to pay Performance Bonuses under the Plan when and if earned. A motion for summary judgment has been filed on behalf of the Company, which is currently pending.

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

6.       NEW CREDIT FACILITY

In December 1995, the Company entered into a new senior credit facility. The new facility increased the amount available under the Company's previous credit facility by $41.0 million to $185.0 million. The new facility consists of $120.0 million of senior term notes and $65.0 million of a long-term revolver which bear interest, at the discretion of the Company, at either the Bank's prime rate or at LIBOR plus 100 basis points. The senior term notes will be repaid in various quarterly installments through May 7, 2000 at which time the revolver will mature. The increased credit facility was made available to facilitate the Company's programs to purchase shares of its common stock as more fully described in Note 5.

In connection with establishment of the new credit facility, the Company recorded, in the third quarter, an extraordinary charge representing the write-off of previously deferred finance costs incurred in connection with the prior facility of approximately $1.4 million (net of tax benefit of $.8 million).

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the quarter and nine months ended January 27, 1996 were $93.1 million and $288.9 million compared to net sales of $85.7 million and $267.5 million for the corresponding prior period, an increase of 8.7% and 8.0%, respectively. The Company believes that future sales growth will be generated through continued penetration of its existing markets, and the expanding market of CD ROM products. The Company's new facility in Oregon effectively began production during the third quarter, and contributed sales of approximately $1.2 million for the quarter. The Company anticipates that sales for its Oregon facility will continue to grow now that the facility is fully operational. The Company's Pittsford facility ceased production in September 1995. The closure of Pittsford did not have a significant effect on sales as customer orders were satisfied by other Company facilities.

Cost of Sales

Cost of sales as a percentage of sales for the quarter and nine months ended January 27, 1996 were 80.9% and 78.9% as compared to 77.2% and 77.0% for the corresponding prior periods, respectively. The Company's Oregon facility is not yet operating at anticipated capacity, and as such, had a negative impact on the Company's overall margin. Further, the Company experienced lower margins in the third quarter due to weather conditions in the Northeast throughout the third quarter as well as first run costs associated with obtaining new product lines from new and existing customers. The increase in cost of sales as a percentage of sales for the nine month period ended January 27, 1996 is attributable to the previously mentioned Oregon operations and new customers, and manufacturing inefficiencies experienced at one of the Company's major facilities in the second quarter. The Company has taken action to correct the problems at that facility and expects to see improvement throughout the balance of the year. In addition to the above, weather conditions have adversely impacted the Company's operations. The month of October was adversely impacted by Hurricane Opal which caused downtime at two of the Company's facilities due to power interruptions and other consequences of local weather conditions. The third quarter was adversely impacted due to the significant snowfalls and icing conditions which occurred on the East Coast of the United States, causing shut downs at four plants and reduced activity for the Company's trucking operations.

The Company's margins have been affected by increases in certain raw material costs this year as compared to the prior year, some of which could not be reflected in the selling price to the customer. Recently the Company has experienced a decline in certain raw material costs which should favorably impact the remainder of fiscal 1996. The Company remains sensitive to price competitiveness in the

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (continued)

markets that it serves, and in the areas that are targeted for growth. It believes that the installation of state-of-the-art printing and manufacturing equipment (and related labor and production efficiencies) will enable it to compete effectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales for the quarter and nine months ended January 27, 1996 were 10.8% and 10.3% as compared to 10.7% and 10.0%, respectively, for the corresponding prior periods. The increase in selling, general and administrative expenses as a percentage of sales is largely due to additional costs associated with the integration of the Premium Group's operations, including additional professional fees, and increased occupancy and operating costs associated with the Company's corporate offices. In addition, selling, general and administrative expenses as a percentage of sales are higher at the Company's Oregon facility as a result of its early operations, but are expected to decline as a percentage of sales as the facility becomes fully operational.

Interest Expense

Interest expense for the quarter and nine months ended January 27, 1996 was $2.0 million and $6.2 million as compared to $2.0 million and $6.8 million, respectively, for the corresponding prior periods. The reduction in interest expense for the nine months resulted primarily from the conversion into common stock of $17.5 million of convertible subordinated debentures in September 1994, partially offset by an increase in interest rates. Interest costs capitalized for the quarter and nine months ended January 27, 1996 relating to the construction of plant and equipment (including the Company's Oregon facility) amounted to $373 thousand and $927 thousand, respectively. Interest costs capitalized during the prior periods were not significant. The Company's Oregon facility did not become fully operational until late in the third quarter which resulted in higher than anticipated capitalized interest costs for the period. The Company anticipates that the amount of interest to be capitalized in the quarter to end April 1996 will be significantly less than the amounts previously capitalized.

In October 1994, the Company assigned to a bank an interest rate swap agreement relating to $42.0 million of its debt for cash proceeds of approximately $1.3 million. The proceeds have been recorded as a deferred credit which is being amortized as a reduction of interest expense (amounting to $121 thousand and $401 thousand for the quarter and nine months ended January 27, 1996, respectively, and $161 thousand and $217 thousand for the corresponding prior periods). At January 27, 1996, $512 thousand of deferred gain remains which will be amortized: $109 thousand in the remaining portion of fiscal 1996, $289 thousand in fiscal 1997; and $114 thousand in fiscal 1998.

The Company has used, and may continue to use, interest rate swaps and caps to manage its exposure to fluctuating interest rates under its debt agreements.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (continued)

Income Taxes

The effective income tax rate for the quarter and nine months ended January 27, 1996 was 37.3% and 38.0% compared to 37.3 and 37.8% for the corresponding prior periods, respectively. These rates reflect a blend of domestic and foreign taxes and are adjusted periodically based upon the estimated annual effective tax rate, which for the entire fiscal year ended April 29, 1995 was 37.8%.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at January 27, 1996 were $2.5 million as compared to $4.1 million at April 29, 1995, and working capital was $27.6 million as compared to $31.9 million as of the same dates respectively. The current ratio at January 27, 1996 and April 29, 1995 was approximately 1.5 to one. The decrease in cash is primarily due to the timing of payments under the Company's revolving credit facility.

Cash flow from operating activities for the nine months ended January 27, 1996 was $27.9 million before changes in operating assets and liabilities. Cash flows from operations as well as borrowings under the Company's credit facilities were used to support $36.2 million in capital expenditures and the purchase of treasury stock. In connection with a planned expansion of the Company's facilities, the Company anticipates investing approximately $22.0 million in a new plant and new equipment in Oregon, of which $18.8 million has been disbursed as of January 27, 1996. Funds for the expansion are to be provided from the Company's credit facility.

In January 1993, the Company's Board of Directors authorized the purchase of up to 2.0 million shares of the Company's common stock and in December 1995, the Board of Directors authorized the purchase of up to an additional 2.0 million shares from time to time in the open market, subject to the terms of the Company's new credit agreement. 1,931,000 shares are authorized for purchase under existing Board of Directors resolutions as of January 27, 1996. The Company purchased 910,000 shares of its common stock during the third quarter. Since January 27, 1996, the Company purchased an additional 215,000 shares of its common stock.

To effectuate its Board authorization, the Company entered into a new credit facility with its lending banks increasing its line of credit by approximately $41.0 million to $185 million. The new facility consists of $120.0 million of senior term notes and $65.0 million of a long-term revolver which bear interest, at the discretion of the Company, at either the Bank's prime rate or at LIBOR plus 100 basis points. The senior term notes will be repaid in various quarterly installments through May 7, 2000 at which time the revolver will mature. The increased credit facility was made available to facilitate the Company's programs to purchase shares of its common stock.

The Board and management of the Company believe the long-term outlook for the Company to be promising and that the Company's common stock represents an attractive investment opportunity. The treasury stock purchases will be made from time to time as market conditions permit.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (continued)

In connection with establishment of the new credit facility, the Company recorded, in the third quarter, an extraordinary charge representing the write-off of previously deferred finance costs incurred in connection with the prior facility of approximately $1.4 million (net of tax benefit of $.8 million).

The Loan Agreement provides for covenants related to levels of debt to cash flow, current assets to current liabilities, fixed charge coverage, net worth and investments (including investments in the Company's own common stock), and restricts the amount of retained earnings available for payment of dividends. The Loan Agreement requires the Company to prepay the term notes to the extent of 50% of excess cash flow as defined. To date, no prepayments have been required.

The Company expects that cash flow from operations together with the borrowing capacity under the revolving credit facility will be sufficient to meet the needs of the business. The Company has, as described above, a $65.0 million long-term revolving credit facility for its working capital requirements. Borrowings under this facility are limited to the sum of 80% of accounts receivable and 50% of inventories. At January 27, 1996, the Company had borrowings under this facility of $26.8 million.

The Company recorded approximately $5.0 million of contingent consideration in the second quarter, as it is probable that such amount will be paid to the former owners of the Premium Group, based upon the anticipated attainment of previously established thresholds.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

Part II

Item 1   LEGAL PROCEEDINGS

         Information concerning legal and environmental matters is incorporated by reference from Part I, Footnotes 5(c), (d) and (e) of Notes to Consolidated Condensed Financial Statements

Item 2   CHANGES IN SECURITIES

         None

Item 3   DEFAULTS UPON SENIOR SECURITIES

         None

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5   OTHER INFORMATION

         None

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             10.98 Stock Option Agreement dated as of February 1, 1996 between Shorewood Packaging Corporation and Jefferson Capital Group, LTD.

         (b) Reports on Form 8-K

         None.

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

Dated:  March 14, 1996

                                EXHIBIT INDEX
                                -------------


EXHIBIT
  NO.                          DESCRIPTION
-------                        -----------

EX-10.98 Stock Option Agreement dates as of February 1, 1996 between Shorewood Packaging Corporation and Jefferson Capital Group, LTD.


EX-27         Financial Data Schedule