Form 10-K
period 1996-04-27
SHOREWOOD PACKAGING CORP
filed 1996-07-26
CIK 800266

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)
For the fiscal year ended April 27, 1996
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from _________________ to _______________________.

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
    Title of Each Class:              Name of Each Exchange on which Registered
          None                                       Not Applicable

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

As of July 1, 1996, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $215,940,507. (This figure was computed on the basis of the average of the high and low selling prices for the Registrant's common stock on July 1, 1996). Non- affiliates include all shareholders of Registrant other than executive officers, directors and 5% shareholders who are employees of the Registrant. As of July 1, 1996, there were 18,446,065 shares of the Registrants common stock, $.01 par value per share, issued and outstanding.

The information required in Part III of this Form 10-K is incorporated by reference from the Registrant's definitive proxy statement for the October 30, 1996 annual meeting of stockholders.

The Exhibit Index is located on Page 41.                        Total Pages:  43

                                     PART I

ITEM 1.  BUSINESS

Shorewood Packaging Corporation and its subsidiaries (collectively, "Shorewood" or the "Company") print and manufacture high quality paperboard packaging for the cosmetics, home video, music, software, tobacco and toiletries and general consumer markets in the United States and Canada. Shorewood was incorporated in November 1967. The Company's principal executive offices are located at 277 Park Avenue, New York, New York 10172 and its telephone number is (212)371-1500.

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

PACKAGING PRODUCTS

The Company produces high quality specialized packaging, principally folding cartons and set up boxes, for its customers in the United States and Canada that require sophisticated precision graphic packaging for their products, including customers in the home entertainment industry, the tobacco industry, the software industry, the personal care, cosmetic and toiletries industries and in such consumer industries as the food, liquor, film, hosiery, consumer electronics and pharmaceutical industries.

The Company is a principal supplier of printed packaging products for the tobacco industry, producing the hard flip-top cigarette packages as well as the traditional slide and shell packages. These products are used to package many of the leading tobacco brands. The Company believes that it is the primary carton supplier to the Canadian tobacco industry and a leading manufacturer of paperboard packaging for the tobacco industry in the United States. See "Tobacco Industry". In the 52 week period ended April 27, 1996 ("fiscal 1996"), Philip Morris, one of Shorewood's tobacco industry customers, accounted for approximately 20% of the Company's consolidated net sales. In addition, two other customers, who may be deemed to be affiliated with each other, accounted in the aggregate for approximately 16% of the Company's fiscal 1996 consolidated net sales, albeit neither alone accounted for more than 10% of the Company's consolidated net sales in such fiscal year. Although Shorewood believes that its relationships with these customers are excellent, the Company does not have long-term supply agreements with them and there can be no assurance that their packaging requirement in the future will continue at the same levels as in fiscal 1996.

For its music and home entertainment industry customers, the Company manufactures compact disc packaging (including folders, booklets and liners), prerecorded cassette packaging (including folders and sleeves), and other printed material and paperboard packaging for all video cassette formats (including VHS and 8 millimeter). The Company's music industry customers include most of the major music production and distribution companies in the United States. The Company has long standing relationships with many of these companies and in certain cases also has agreements, typically for three to five years, to supply their packaging products.

The Company is a supplier of paperboard packaging for the cosmetics and toiletries industry and also produces a wide range of consumer packaging products. Additionally, the Company manufactures and provides rigid set-up boxes, principally for customers in the cosmetics industry.

The Company has started to expand into the CD-ROM computer software and games industry. The Company has constructed a manufacturing facility in the Pacific Northwest (the "Oregon Facility"), home of many leading software manufacturers, to better serve this market. See "Item 2. Properties". The Oregon Facility became operational in the fall of 1995, and is expected to contribute revenue growth during fiscal 1997. This facility has been certified by several of the software companies to produce CD-ROM packaging. In addition, this facility produces products for the Company's home entertainment industry customers.

PRODUCTION

The Company generally produces packaging from specifications, art work or film supplied by its customers. However, the Company from time to time designs and develops new packaging concepts and structures when requested by its customers. The Company has a secure research and development center located on the grounds of its Williamsburg plant which is available to its customers to test run and develop innovative packaging designs and production graphics. Several of the Company's customers have developed packaging concepts at this facility for production in Williamsburg and other Company facilities.

The Company's productive capacity has substantially increased as a result of capital expenditures for machinery and equipment and the acquisition of new facilities, including the acquisition of the Premium Group. The Company's policy is to continue to enhance its technological capacities to meet competitive challenges, although there can be no assurance that it will be able to do so.

The Company's manufacturing facilities are equipped with multi-color sheet and web fed printing presses which provide both gravure and lithographic printing. In addition, the Company developed and currently utilizes a printing and manufacturing web system, referred to as the "JOSH System", which combines gravure and lithographic printing in one in-line system. The Company believes that the JOSH System gives designers of packaging the flexibility to translate certain graphic concepts into high quality, cost efficient and precisely manufactured packaging. The Company's manufacturing facilities are equipped with other equipment necessary to produce packaging, including platemaking equipment, leaf stamping machines, diecutters/embossers, folders and gluers. Further, the Company has machine shops which enable it to service and maintain substantially all of its machinery and equipment, and maintains a full time design and engineering staff.

MARKETING AND SALES

The Company's sales result primarily from direct solicitation by the Company's senior management and 69 sales people, 32 of whom are in the United States and 37 of whom are in Canada.

The Company's marketing and sales efforts emphasize the Company's ability to print high quality specialized packaging in a timely manner by utilizing the Company's state-of-the-art manufacturing systems. The Company and its design and packaging development staff are frequently consulted by consumer products companies for assistance in developing new and alternative packaging concepts. Shorewood has also assisted its customers in the development and acquisition of automated packaging equipment which can use the Company's new packaging products. The Company's ability to meet the rapid delivery requirements of its customers has enhanced its competitive position with consumer products companies.

In addition to sales activities conducted from its manufacturing plants, the Company has sales offices in New York, New York; Los Angeles and Redwood City, California; Palatine, Illinois; Charlotte, North Carolina; Greenwich, Connecticut; and Montreal, Canada.

Part of the Company's business is seasonal. Sales generally increase in the five months preceding the Christmas holiday season because many of the products for which it supplies packaging - cosmetics, home video, music, toiletries and toys
- - have higher holiday sales. However, in the past several years, as the Company's range of products for which it supplies packaging has expanded (through acquisition, the development of new markets and otherwise), the seasonality factor of the Company's business has diminished.

Customers are billed upon completion of a shipment. For customers in the music and home video industry, and the tobacco industry, jobs are generally completed and shipped to customers shortly after an order is received. For general consumer customers, jobs are usually completed and shipped within six to eight weeks. As of April 27, 1996, the Company had approximately $56.7 million in backlog orders, all of which will be filled within the fiscal year ending May 3, 1997. As of April 29, 1995, the Company had backlog orders of approximately $62.0 million, all of which were filled within the immediately succeeding fiscal year.

COMPETITION

The principal elements of competition in the paperboard packaging industry are quality, service and price. The Company believes that it competes effectively in each of these categories. Although the Company believes that it is the largest non-integrated folding carton company in North America, it faces substantial competition from different companies in its different industry areas, some of which are subsidiaries or divisions of companies with much greater financial resources than those of the Company.

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

EMPLOYEES

At April 27, 1996, the Company employed approximately 2,700 employees, of which approximately 1,600 individuals were located in the United States and approximately 1,100 individuals were located in Canada.

Approximately 19% of the Companies employees are represented by unions covering manufacturing personnel in Andulusia, Alabama; Waterbury, Connecticut; Smiths Falls, Ontario Canada; and Toronto (the Toronto Carton facility only), Ontario Canada. Collective bargaining contracts are negotiated on an individual plant or union local basis. The Company's collective bargaining agreements expire at various times from 1997 to 1999. The Company considers its labor relations to be satisfactory and it has not experienced any significant work stoppages in its operating history.

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

ACQUISITIONS AND INVESTMENTS

Effective January 1, 1994, the Company, through its wholly-owned subsidiaries, acquired the assets comprising the "Somerville Premium Packaging Business" of Cascades Paperboard International, Inc. (the "Premium Group") for a cash payment of approximately $96.9 million and the assumption of approximately $9.9 million of liabilities. In addition, the Company was contingently liable for the payment of $5.0 million if certain combined earning levels during the four year period following consummation of the transaction were achieved. The earnings levels were achieved during fiscal 1996, and the Company has recorded a liability to the former owner of the Premium Group of $5.0 million which is included in accrued expenses as of April 27, 1996. This payment was made in May, 1996. The Company also issued a warrant to the seller to purchase 35,000 shares of the Company's common stock which is exerciseable at $13.50 per share, which was subject to the same contingency. The warrant is now exerciseable as the earnings levels were achieved during fiscal 1996.

At the time of the closing of the transaction to acquire the Premium Group, the Company prepaid a total of $31.9 million of senior notes. The transaction and prepayment of the Company's senior notes were paid for from the proceeds of senior credit facilities provided to the Company and its subsidiaries by a syndicate of lenders.

The Premium Group is a leading supplier of high value-added folding cartons primarily for the tobacco and cosmetic industries in the United States and Canada. The Premium Group manufactures a wide variety of high quality gravure and lithographed printed packaging products, including the hard flip- top cigarette packages as well as the traditional slide and shell packages. Those products are used to package many of the leading tobacco brands in the United States and Canada. The Premium Group also produces a wide range of consumer packaging products, including packaging for perfumes, confectionery and a large variety of health and beauty products.

The acquisition of the Premium Group added to the Company's manufacturing facilities two plants in Canada, located in Brockville and Smiths Falls, Ontario, and three plants in the United States, located in Danville, Virginia, Williamsburg, Virginia and Pittsford, New York. The Canadian plants exclusively provide gravure manufacturing capacity and are highly focused on the domestic and international tobacco markets. The United States plants provide a wider variety of products, including the flip-top cigarette package as well as a range of folding cartons for the cosmetic and health and beauty aid sectors. In an effort to streamline operations and increase productivity, the Company closed the Pittsford, New York plant in fiscal 1996, and transferred the equipment located in Pittsford to other Shorewood facilities.

On January 17, 1994, the Company acquired certain assets from Heminway Packaging Corporation ("Heminway") which comprised substantially all of its assets used in its rigid set-up box and thermoforming business (the "Heminway Business") for a cash purchase price of $3.7 million. The Heminway Business produces rigid set-up boxes primarily for the cosmetics industry, including packaging for perfumes and beauty products. This transaction was financed with funds from the Company's revolving credit facility. After its acquisition by the Company, the Heminway business experienced certain production inefficiencies. In April 1995 the Company commenced a lawsuit against Heminway and certain of its affiliates seeking damages and other relief in respect of the acquisition of the Heminway Business. In April 1996, the Company settled the suit (as well as counterclaims made against the Company) for receipt of a cash payment of $100 thousand and a reduction in future rents to be paid to the former owners of the Heminway Business. See "Item 3. Legal Proceedings".

During 1996, the Company acquired, for $1.1 million, a 25% interest in a company that develops and manufactures holographic images on film. The Company has an option to acquire up to 51% of the Company under certain conditions, and provides the Company with the right of first refusal to acquire the remaining 49%. This investment was funded through the Company's revolving line of credit. The operations of the investee are not material to the operations of the Company.

TOBACCO INDUSTRY

The Company has become a principal supplier of printed packaging products for the tobacco industry in North America. A number of factors have recently weakened the North American tobacco market, which could adversely affect the Company's performance. These factors include a gradual decrease in consumption, the shift from premium to discount cigarette brands, cigarette taxes in effect or under consideration and a generally hostile legislative and regulatory climate in the Unites States and Canada. These factors have a much greater impact on the North American market than in the export market, where the majority of the Company's tobacco related products are sold.

The Company believes that the potential for export markets provide favorable prospects for the tobacco business. There are three principal factors driving the favorable outlook for export markets: (i) Growth in overseas markets; (ii) the opening of international markets to free trade in tobacco (especially in Eastern Europe, the former Soviet Union and China) ; and (iii) increased world demand for American blend cigarettes. The Company's policy is to continue to aggressively pursue the export tobacco market which provides the best potential for future sales growth.

ITEM 2.  PROPERTIES

The Company owns offices and manufacturing facilities as follows, representing an aggregate of 1.2 million square feet of office and manufacturing space:

LaGrange, Georgia                     Andulusia, Alabama
Roanoke, Virginia                     Springfield, Oregon
Danville, Virginia                    Williamsburg, Virginia
Smiths Falls, Ontario                 Brockville, Ontario
Scarborough, Ontario

The Company also leases office, manufacturing and warehousing facilities at the following locations with leases that expire at various times ending in the year 2006, at an annual aggregate net rental cost of approximately $4.2 million for a total of 621 thousand square feet:

Pittsford, New York                   Farmingdale, New York
New York, New York                    Waterbury, Connecticut
Greenwich, Connecticut                Redwood City, California
Los Angeles, California               Brockville, Ontario
Montreal, Canada                      Toronto, Ontario
LaGrange , Georgia                    Palatine , Illinois
Charlotte, North Carolina

The Company has vacated the manufacturing facility in Pittsford, New York whose lease expires in 1996, and utilizes a portion of the Farmingdale, New York facility as its corporate administrative offices and sublets the remaining portion of the building. The Farmingdale lease expires in 1999.

ITEM 3. LEGAL PROCEEDINGS

1. Shorewood Packaging Corporation of Connecticut and Shorewood Packaging Corporation v. Heminway Packaging Corporation, et al.

In April 1995, the Company and its wholly-owned subsidiary, Shorewood Packaging Corporation of Connecticut ("SPCC") commenced a civil action in the Supreme Court of the State of New York, New York County, against Heminway and certain of its affiliates seeking compensatory and punitive damages and other relief with regard to the acquisition of the Heminway Business. See "Acquisitions". The suit contended that Heminway and the other defendants misrepresented the financial condition and operational capabilities of the Heminway Business. In June 1995, Heminway filed an answer, affirmative defenses and counterclaim against the Company and SPCC's complaint. In April 1996 the Company settled all actions related to these suits for the receipt of a cash payment of $100 thousand and the reduction in future rent payments payable to the former owners of the Heminway Business.

2.    Bradley Jacobs v. Shorewood Packaging Corporation [sic], 95 Civ. 9414 (DC)

In November 1995, an action against the Company was filed in the United States District Court of the Southern District of New York. The amended complaint alleges that the Company's 1995 proxy statement violates Section 14A of the 1934 Act and Section 14A-9 of the regulations promulgated thereunder because, inter alia, the "1995 Performance Bonus Plan was vaguely and inadequately described" in the proxy and because the proxy omitted material information concerning the bonus plan. The amended complaint also alleges that the Proxy "failed to disclose the material terms" or " performance goals" of the Bonus Plan which Plaintiff alleges was required by Section 162(m) of the Internal Revenue Code. Plaintiff seeks a declaration that the proxy violated Section 14A and regulations promulgated thereunder and an injunction preventing the Company from making awards under the Bonus Plan until additional disclosures are made and the shareholders approve the Plan. No awards were earned under the Plan for the 1996 fiscal year. Plaintiff also seeks his costs and attorneys' fees incurred in bringing the action.

The Company answered the amended complaint in December 1995 and denied the material allegations. In February 1996, the Company moved for summary judgment dismissing the action. All discovery in the action was stayed by the district judge pending determination of that motion, which was submitted in March 1996 and is still sub judice.

3.    Other

The Company is not presently a party to any other material litigation. On a continuing basis, the Company monitors its compliance with applicable environmental laws and regulations. As part of this process, the Company cooperates with appropriate governmental authorities to perform any necessary testing and compliance procedures. The Company is not aware of any environmental compliance proceeding that will have a material effect on its consolidated financial statements. During 1996 and 1995, the Company has been involved, at various locations, in the correction of certain violations of applicable environmental laws, rules or regulations. Amounts paid during fiscal 1996 and fiscal 1995 to all governmental agencies aggregated less than $100 thousand.

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

                                            High     Low
                                            ----     ---
Fiscal 1996
    First Quarter                         $18.75    $14.38
    Second Quarter                         19.50     16.00
    Third Quarter                          16.50     13.25
    Fourth Quarter                         17.50     13.00

Fiscal 1995
    First Quarter                         $19.25    $14.25
    Second Quarter                         22.75     18.00
    Third Quarter                          20.56     16.25
    Fourth Quarter                         19.75     14.50


The last sale price of the Company's Common Stock on July 1, 1996 was $15.25.

In January 1993, the Company's Board of Directors authorized the purchase of up to 2.0 million shares of the Company's common stock and in December 1995, the Board of Directors authorized the purchase of up to an additional 2.0 million shares from time to time in the open market, subject to the terms of the Company's new credit agreement. As of April 27, 1996, approximately 1.7 million shares are authorized for purchase under existing Board of Directors resolutions. Under the terms of its senior term notes and long-term revolver agreements, the Company is limited with respect to the number of shares of its Common Stock it can repurchase.

(b) Holders. There were 262 record holders of the Company's Common Stock as of July 1, 1996. The Company believes that, as of such date, there were in excess of 1,000 beneficial holders of the Company's Common Stock, including those stockholders whose shares were held of record by certain depository companies.

(c) Cash Dividends. The Company has not paid any cash dividend on its Common Stock during either of its two most recent fiscal years. The Company anticipates that its earnings for the foreseeable future will be utilized to reduce debt, to fund acquisitions or to purchase shares of its Common Stock, or will be retained for use in its business. Accordingly, the Company believes that it is now unlikely that any cash dividends will be paid on its Common Stock in the near future.

The Company's senior term notes and long-term revolver agreements restrict the amount of retained earnings available for the payment of dividends (other than dividends payable in the Company's Common Stock). At April 27, 1996, there were no retained earnings available for dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial information set forth below for and as of the fiscal year ended April 27, 1996 and for and as of the end of each of the four preceding fiscal years is derived from, and qualified by reference to, the audited consolidated financial statements of Shorewood Packaging Corporation and Subsidiaries. The report of Deloitte & Touche LLP, independent auditors, on the consolidated financial statements as of April 27, 1996 and April 29, 1995 and for the 52 week periods ended April 27, 1996, April 29, 1995 and April 30, 1994 is included elsewhere herein. Except for the special dividend of $3.25 per Common Share paid on July 2, 1991, cash dividends were not paid on the Company's Common Stock in any of the periods indicated below.

                             SUMMARY FINANCIAL DATA
                    (In thousands, except per share amounts)


                                                                         52 WEEK PERIOD ENDED
                                               ------------------------------------------------------------------------
                                                APRIL 27,       APRIL 29,     APRIL 30,         MAY 1,           MAY 2,
                                                  1996            1995          1994            1993             1992(1)
                                               ------------------------------------------------------------------------
INCOME STATEMENT DATA
Net sales                                      $394,374        $357,033       $216,469        $184,122          $160,140
Gross profit                                     82,523          80,971         49,254          48,082            43,063
Selling, general and administrative
    expenses                                     40,492          35,801         24,230          20,161            21,621
Restructuring charge                               --              --            3,400            --                --
Earnings from operations                         42,031          45,170         21,624          27,921            21,442
Investment and other income, net                    673              10            903             903               167
Interest expense                                  8,293           8,979          6,727           5,385             5,375
Earnings before provision for income
    taxes, extraordinary item and
    cumulative effect                            34,411          36,201         15,800          23,439            16,234
Provision for income taxes                       13,042          13,692          6,409           8,810             6,425
Earnings before extraordinary item and
    cumulative effect                            21,369          22,509          9,391          14,629             9,809
Extraordinary item                               (1,365)           --           (3,098)           --                --
Cumulative effect                                  --              --             --             1,150              --
Net earnings                                     20,004          22,509          6,293          15,779             9,809
Earnings before extraordinary item and
    cumulative effect per common share             1.10            1.17            .52             .78               .52
Net earnings per common share                      1.03            1.17            .35             .84               .52
Weighted average common and common
    equivalent shares outstanding                19,440          19,314         18,089          18,866            18,717

                                               -------------------------------------------------------------------------
                                                APRIL 27,       APRIL 29,     APRIL 30,         MAY 1,           MAY 2,
                                                  1996            1995          1994            1993             1992
                                               -------------------------------------------------------------------------
BALANCE SHEET DATA
Working capital                                $ 30,789        $ 31,948       $ 31,408        $ 21,857          $ 20,400
Property, plant and equipment                   153,079         129,153        135,376          59,872            55,452
Total assets                                    276,225         245,264        220,350         112,760           100,816
Short-term debt                                  24,000          21,394         10,419           9,669             3,711
Long-term debt excluding current
    maturities                                  122,588          99,793        120,493          31,900            35,000
Convertible subordinated debentures                --              --           17,500          17,500            17,500
Stockholders' equity                             71,436          67,409         27,111          26,085            17,273



- ------------------------------
(1) 53 week period

ITEM 7. MANAGEMENT'S' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In January 1994, the Company acquired certain operating assets of the Premium Packaging Group of Cascades Paperboard International, Inc. (the "Premium Group") and the Heminway Business (collectively referred to as the "Acquired Companies"). The Premium Group's and the Heminway Business's operations are reflected in the results of operations for the entire periods ended April 27, 1996 and April 29, 1995. The Acquired Companies' operations are included in the consolidated results of operations of the Company for the period ended April 30, 1994 since the date of the respective acquisitions.

RESULTS OF OPERATIONS

Net Sales

Net sales for the 13 and 52 weeks ended April 27, 1996 were $105.4 million and $394.4 million compared to net sales of $89.6 million and $357.0 million for the corresponding prior periods, respectively, an increase of 17.7% and 10.5%, respectively. The Company's new facility in Oregon effectively began production during the third quarter of fiscal 1996. Sales for the Company's Oregon facility were approximately $1.8 million for the fourth quarter, and approximately $3.0 million for the 52 weeks ended April 27, 1996.

In addition to accelerating sales growth in Oregon, the Company continues to penetrate its existing markets by expanding product lines within existing customer bases, and adding new customers. In fiscal 1996 the Company entered into certain contracts with existing customers whereby the customer has agreed to provide the Company with minimum levels of sales, normally for a five year period. In addition to these agreements, the Company's tobacco business continues to expand. A large portion of the packaging produced by the Company for the tobacco industry is sold to North American tobacco companies for ultimate sale in the export market. That market continues to expand and provides the Company with a source of revenue growth.

The Company believes that future sales growth will be generated through continued penetration of its existing markets, and the expanding market of CD ROM products. The Company believes that its Oregon facility will provide additional sales growth in 1997.

Net sales for the 52 week period ended April 29, 1995 were $357.0 million compared to net sales of $216.5 million for the corresponding prior period, an increase of 64.9%. Included in fiscal 1995 and 1994 are sales of approximately $177.6 million and $47.7 million, respectively, produced by facilities of the Acquired Companies.

Cost of Sales

Cost of sales as a percentage of sales for the 13 and 52 weeks ended April 27, 1996 were 79.6% and 79.1% as compared to 78.3% and 77.3% for the corresponding prior periods, respectively. The Company's Oregon facility was not operating at anticipated capacity, and as such, had a negative impact on the Company's overall margin in both the 13 and 52 week periods ended April 27, 1996. Further, the 52 week period ended April 27, 1996 was negatively impacted by increasing raw material costs, manufacturing inefficiencies experienced at one of the Company's major facilities, softness in the music industry and poor weather conditions. The third quarter was adversely impacted due to the significant snowfalls and icing conditions which occurred on the East Coast of the United States, causing shut downs at four plants and reduced activity for the Company's trucking operations. The second quarter was adversely impacted by Hurricane Opal which caused downtime at two of the Company's facilities due to power interruptions and other consequences of local weather conditions.

The Company's margins have been affected by increases in certain raw material costs in fiscal 1996 as compared to the prior year, some of which could not be reflected in the selling price to the customer. Recently the Company has experienced a decline in certain raw material costs which had a favorable impact during the fourth quarter of fiscal 1996, and is expected to favorably impact fiscal 1997 operations. The Company remains sensitive to price competitiveness in the markets that it serves, and in the areas that are targeted for growth. It believes that the installation of state-of- the-art printing and manufacturing equipment (and related labor and production efficiencies) enables it to compete effectively.

Cost of sales as a percentage of sales was 77.3% in the 52 week period ended April 29, 1995 as compared with 77.2% for the corresponding prior period. Cost of sales in fiscal 1995 was adversely affected by increased raw material costs which were unable to be immediately reflected in the selling price of the Company's products. In addition, the Company experienced some inefficiencies related to the installation of new production capacity in certain of its facilities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales for the 13 and 52 week periods ended April 27, 1996 were 10.1% and 10.3% as compared to 10.1% and 10.0%, respectively, for the corresponding prior periods. The increase in selling, general and administrative expenses as a percentage of sales is largely due to additional costs associated with the integration of the Premium Group's operations, including additional professional fees, and increased occupancy and operating costs associated with the Company's corporate offices. In addition, selling, general and administrative expenses as a percentage of sales are higher at the Company's Oregon facility as a result of its early operations, but are expected to decline as a percentage of sales as production at that facility increases.

Selling, general and administrative expenses for the 52 week period ended April 29, 1995 increased as compared to the corresponding prior period due to the inclusion of these expenses for the Acquired Companies.

Investment and Other Income

Investment and other income, net, for the 52 week period ended April 27, 1996 was primarily related to gains on the disposal of certain fixed assets recorded in 1996 approximating $364 thousand. In addition, approximately $339 thousand of investment income was recorded in fiscal 1996. Foreign exchange gains/losses were not significant in 1996.

Investment and other income, net for the 52 week period ended April 29, 1995 was comprised primarily of investment income of $320 thousand, offset by foreign exchange losses of approximately $270 thousand and losses on the disposal of certain fixed assets.

Investment and other income, net, for the 52 week period ended April 30, 1994 was comprised primarily of investment income of $320 thousand, foreign exchange gains of approximately $234 thousand and approximately $354 thousand of gains on the disposal of certain fixed assets

The Company's exposure to foreign exchange transaction gains or losses relate to the Company's Canadian facilities which have U.S. dollar denominated net current assets. The Company believes that fluctuations in foreign exchange rates will not have a material impact on the operations or liquidity of the Company, based upon current and historical levels of working capital at the Canadian facilities.

Interest Expense

Interest expense for the 13 and 52 week periods ended April 27, 1996 was $2.1 million and $8.3 million as compared to $2.2 million and $9.0 million, respectively, for the corresponding prior periods. The reduction in interest expense for the 52 week period resulted from the conversion into common stock of $17.5 million of convertible subordinated debentures in September 1994, partially offset by an increase in interest rates. Interest costs capitalized for the 13 and 52 week periods ended April 27, 1996 relating to the construction of plant and equipment (including the Company's Oregon facility) amounted to $178 thousand and $1.1 million, respectively. Interest costs capitalized for the 13 and 52 week periods ending April 29, 1995 were $342 thousand and $377 thousand, respectively. As a result of its Oregon facility becoming operational in 1996, the Company anticipates that the amount of interest to be capitalized in fiscal 1997 will be significantly less than the amounts previously capitalized.

In October 1994, the Company assigned to a bank an interest rate swap agreement relating to $42.0 million of its debt for cash proceeds of approximately $1.3 million. The proceeds have been recorded as a deferred credit which is being amortized as a reduction of interest expense (amounting to $109 thousand and $510 thousand for the 13 and 52 week periods ended April 27, 1996, respectively, and $154 thousand and $371 thousand for the corresponding prior periods). At April 27, 1996, $403 thousand of deferred gain remains which will be amortized:
$289 thousand in fiscal 1997; and $114 thousand in fiscal 1998.

The Company has used, and may continue to use, interest rate swaps and caps to manage its exposure to fluctuating interest rates under its debt agreements.

Income Taxes

The effective income tax rate for the 13 and 52 week periods ended April 27, 1996 was 37.6% and 37.9% compared to 37.9% and 37.8% for the corresponding prior periods, respectively. These rates reflect a blend of domestic and foreign taxes.

Restructuring Charges/Plant Closings/Extraordinary Items

In order to streamline the Company's operations and increase productivity, the Company closed the Pittsford, New York plant during fiscal 1996, and transferred the equipment located there to other Company facilities. The costs associated with closing this redundant facility had previously been included in the final allocation of the purchase price of the Premium Group. As of April 27, 1996 substantially all of the costs associated with this plant closing had been paid.

As a result of the discontinued use of the long-box as a packaging medium for compact discs and the related diminished level of sales, the Company decided at the end of the third quarter of fiscal 1994 to close its Farmingdale, New York facility effective as of April 30, 1994. In connection with the closing of this facility and the restructuring of the Company's operations relating thereto, the Company recorded a restructuring charge before provision for income taxes amounting to $3.4 million during the third quarter of fiscal 1994. Included in this charge were amounts provided for the termination of leases, disposal of equipment, severance payments and other related restructuring items. The impact on net earnings related to the restructuring charge was a loss of approximately $2.1 million or $.12 per share. As of April 29, 1995, substantially all of the costs associated with this restructuring were paid.

In connection with the establishment of the new credit facility (as discussed below), the Company recorded an extraordinary charge representing the write-off of previously deferred finance costs incurred in connection with the prior facility of approximately $1.4 million (net of tax benefit of $.8 million). In connection with the purchase of the Premium Group in 1994, the Company prepaid $31.9 million of Senior Notes. As a result of the prepayment, the Company recorded an extraordinary charge in the 52 week period ended April 30, 1994 of approximately $3.1 million (after the related income tax benefit of $1.9 million) consisting of prepayment penalties and the write-off of deferred finance costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at April 27, 1996 were $4.5 million as compared to $4.1 million at April 29, 1995, and working capital was $30.8 million as compared to $31.9 million as of the same dates respectively. The current ratio at April 27, 1996 and April 29, 1995 was approximately 1.5 to one. The Company's cash balances remain relatively constant as a result of the Company's cash management program whereby collection of accounts receivable are used to retire revolver obligations, and payments of accounts payable and accrued expenses are funded through the revolver obligations.

Cash flow from operating activities for the 52 weeks ended April 27, 1996 was $38.0 million before changes in operating assets and liabilities. Cash flows from operations as well as borrowings under the Company's credit facilities were used to support $37.4 million in capital expenditures and $17.3 million in purchases of treasury stock. In connection with a planned expansion of the Company's facilities, the Company anticipates investing approximately $22.0 million in a new plant and equipment in Oregon, of which $21.0 million has been disbursed as of April 27, 1996. Funds for the expansion are to be provided from the Company's credit facility.

In January 1993, the Company's Board of Directors authorized the purchase of up to 2.0 million shares of the Company's common stock and in December 1995, the Board of Directors authorized the purchase of up to an additional 2.0 million shares from time to time in the open market, subject to the terms of the Company's new credit agreement. As of April 27, 1996, approximately 1.7 million shares are authorized for purchase under existing Board of Directors resolutions.

To effectuate its Board authorization, the Company entered into a new credit facility with its lending banks increasing its line of credit by approximately $41.0 million to $185 million. The new facility consists of $120.0 million of senior term notes and $65.0 million of a long-term revolver which bear interest, at the discretion of the Company, at either the Bank's prime rate or LIBOR plus between 75 to 125 basis points depending upon certain financial ratios. The senior term notes will be repaid in various quarterly installments through May 7, 2000 at which time the revolver will mature.

The loan agreement contains covenants related to levels of debt to cash flow, current assets to current liabilities, fixed charge coverage, net worth and investments (including investments in the Company's own common stock), and restricts the amount of retained earnings available for payment of dividends. The Loan Agreement requires the Company to prepay the term notes to the extent of 50% of excess cash flow as defined. To date, no prepayments have been required.

The Board and management of the Company believe the long-term outlook for the Company to be promising and that the Company's common stock represents an attractive investment opportunity. The treasury stock purchases will be made from time to time as market conditions permit.

The Company expects that cash flow from operations together with the borrowing capacity under the revolving credit facility will be sufficient to meet the needs of the business. The Company has, as described above, a $65.0 million long-term revolving credit facility for its working capital requirements. Borrowings under this facility are limited to the sum of 80% of accounts receivable and 50% of inventories. At April 27, 1996, the Company had borrowings under this facility of $32.6 million and additional credit availability under this facility of $22.3 million.

In the second quarter of 1996, the Company recorded approximately $5.0 million of contingent consideration for the acquisition of the Premium Group, since the criteria for payment of this consideration had been met based upon the attainment of previously established thresholds. This payment was made to the former owners of the Premium Group in May, 1996.

In February 1996, the Company invested $1.1 million in exchange for a 25% interest in a company that develops and manufactures holographic images on film. The agreement provides the Company with an option to acquire up to 51% of the investee under certain conditions, and provides the Company with the right of first refusal to acquire the remaining 49%. The financial condition and results of operations of the company are not material to the financial statements of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         SHOREWOOD PACKAGING CORPORATION
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                         PAGE
Independent Auditors' Report                                                             16

Consolidated Financial Statements

      Balance Sheets at April 27, 1996 and April 29, 1995                                 17

      Statements of Earnings, 52 week periods ended April 27, 1996,
                      April 29, 1995, and April 30, 1994                                  18

      Statements of Cash Flows, 52 week periods ended April 27, 1996,
                      April 29, 1995, and April 30, 1994                                  19

      Statements of  Stockholders' Equity, 52 week periods ended April 27, 1996,
                      April 29, 1995, and April 30, 1994                                  20

      Notes to Financial Statements                                                       21 - 33


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Shorewood Packaging Corporation

We have audited the accompanying consolidated balance sheets of Shorewood Packaging Corporation and subsidiaries as of April 27, 1996 and April 29, 1995 and the related consolidated statements of earnings, stockholders' equity and cash flows for the 52 weeks ended April 27, 1996, April 29, 1995 and April 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shorewood Packaging Corporation and subsidiaries as of April 27, 1996 and April 29, 1995 and the results of their operations and their cash flows for the 52 weeks ended April 27, 1996, April 29, 1995 and April 30, 1994 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

/s/ DELOITTE & TOUCHE LLP

New York, New York
June 7, 1996

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                                           APRIL 27,       APRIL 29,
ASSETS                                                                       1996            1995
Current Assets:
     Cash, including cash equivalents of  $1,238 and $2,158
                in 1996 and 1995                                           $  4,479        $  4,100
     Accounts receivable, net of allowance for doubtful accounts
                of $836 and $452 in 1996 and 1995                            44,306          40,801
     Inventories                                                             41,397          46,641
     Deferred tax assets                                                        854           1,424
     Prepaid expenses and other current assets                                5,193           3,986
                                                                           --------        --------
          Total Current Assets                                               96,229          96,952
Property, Plant and Equipment, net                                          153,079         129,153
Excess of Cost Over the Fair Value of Net Assets Acquired, net               20,208          14,906
Other Assets                                                                  6,709           4,253
                                                                           --------        --------
                                                                           $276,225        $245,264
                                                                           ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                      $ 24,071        $ 28,122
     Accrued expenses                                                        17,369          15,488
     Current maturities of long-term debt                                    24,000          21,394
                                                                           --------        --------
          Total Current Liabilities                                          65,440          65,004
Long-Term Debt                                                              122,588          99,793
Deferred Credit and Other Long-Term Liabilities                               1,641           1,314
Deferred Income Taxes                                                        15,120          11,744
                                                                           --------        --------
     Total Liabilities                                                      204,789         177,855
                                                                           --------        --------

Commitments and Contingencies

Fair Value of Warrants, net of deferred fair value of warrants ($855
      and $1,357 in 1996 and 1995)                                             --              --

Stockholders' Equity:
Series A preferred stock, $10 par value; 50,000 shares
     authorized, none issued                                                   --              --
Preferred stock, $10 par value; 5,000,000 shares authorized
     none issued                                                               --              --
Common stock, $.01 par value; 40,000,000 shares authorized;
     21,862,937 issued and 18,292,251 outstanding in 1996 and
     21,622,726 issued and 19,227,040 outstanding in 1995                       219             216
Additional paid-in capital                                                   40,589          38,670
Retained earnings                                                            72,259          52,255
Cumulative foreign currency translation adjustment                           (2,119)         (1,497)
Treasury stock (3,570,686 and 2,395,686 shares at
     cost in 1996 and 1995)                                                 (39,512)        (22,235)
                                                                           --------        --------
     Total Stockholders' Equity                                              71,436          67,409
                                                                           --------        --------
                                                                           $276,225        $245,264
                                                                           ========        ========

   The accompanying notes are an integral part of these financial statements.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands except per share data)

                                                                     52 WEEKS         52 WEEKS         52 WEEKS
                                                                       ENDED            ENDED            ENDED
                                                                     APRIL 27,        APRIL 29,        APRIL 30,
                                                                       1996             1995             1994
Net Sales                                                           $ 394,374        $ 357,033        $ 216,469
                                                                    ---------        ---------        ---------
Costs and Expenses:
     Cost of Sales                                                    311,851          276,062          167,215
     Selling, General and Administrative                               40,492           35,801           24,230
     Restructuring Charge                                                --               --              3,400
                                                                    ---------        ---------        ---------
                                                                      352,343          311,863          194,845
                                                                    ---------        ---------        ---------

Earnings from Operations                                               42,031           45,170           21,624

Investment and Other Income, net                                          673               10              903

Interest Expense                                                       (8,293)          (8,979)          (6,727)
                                                                    ---------        ---------        ---------
Earnings Before Provision for Income Taxes and
      Extraordinary Item                                               34,411           36,201           15,800

Provision for Income Taxes                                             13,042           13,692            6,409
                                                                    ---------        ---------        ---------

Earnings Before Extraordinary Item                                     21,369           22,509            9,391

Extraordinary Item, net of Income Tax Benefit of $837 in 1996
       and $1,900 in 1994                                              (1,365)            --             (3,098)
                                                                    ---------        ---------        ---------

Net Earnings                                                        $  20,004        $  22,509        $   6,293
                                                                    =========        =========        =========
Earnings Per Common and Common
     Equivalent Share Before Extraordinary Item                     $    1.10        $    1.17        $     .52

Extraordinary Item, net of Income Tax Benefit                            (.07)            --               (.17)
                                                                    ---------        ---------        ---------
Net Earnings Per Common and Common
     Equivalent Share                                               $    1.03        $    1.17        $     .35
                                                                    =========        =========        =========
Weighted Average Common and Common Equivalent
     Shares Outstanding                                                19,440           19,314           18,089
                                                                    =========        =========        =========


   The accompanying notes are an integral part of these financial statements.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                52 WEEKS         52 WEEKS         52 WEEKS
                                                                                  ENDED            ENDED            ENDED
                                                                                APRIL 27,        APRIL 29,        APRIL 30,
                                                                                  1996             1995             1994
Cash flows from Operating Activities:
    Net earnings                                                                $ 20,004        $ 22,509        $   6,293
    Adjustments to reconcile net earnings to net cash flows
      provided from operations:
           Depreciation and amortization                                          14,231          13,335           10,245
           Deferred income taxes                                                   3,758           4,030             (645)
           Other non-cash items                                                     --               106              729
           Changes in operating assets and liabilities (net of effects of businesses acquired):
                Accounts receivable                                               (3,589)         (1,450)          (4,712)
                Inventories                                                        5,175         (14,508)             542
                Prepaid expenses and other current assets                         (1,216)         (1,147)            (332)
                Other assets                                                      (2,651)           (520)          (3,385)
                Accounts payable, accrued expenses and other
                   long term liabilities                                          (6,447)          2,888            6,399
                Income taxes payable                                                (188)          1,525              638
                                                                                --------        --------        ---------
Net cash flows provided from operating activities                                 29,077          26,768           15,772
                                                                                --------        --------        ---------

Cash Flows from Investing Activities:
    Business acquisitions                                                         (1,146)           (259)        (103,710)
    Capital expenditures, net                                                    (37,429)        (15,585)          (9,072)
                                                                                --------        --------        ---------
Net cash flows used in investing activities                                      (38,575)        (15,844)        (112,782)
                                                                                --------        --------        ---------

Cash Flows from Financing Activities:
    Net proceeds from (repayments of) revolver borrowings                         21,006             247           (6,361)
    Additions to long-term borrowings                                             26,000            --            144,000
    Repayments of long-term borrowings                                           (21,500)        (10,413)         (47,000)
    Purchase of treasury stock                                                   (17,277)         (1,219)          (4,181)
    Issuance of common stock                                                       1,465             812              740
    Proceeds from assignment of interest rate swap                                  --             1,283             --
                                                                                --------        --------        ---------
Net cash flows provided from (used in) financing activities                        9,694          (9,290)          87,198
                                                                                --------        --------        ---------

Effect of exchange rate changes on cash and cash equivalents                         183            (269)              73
                                                                                --------        --------        ---------

Increase (decrease) in cash and cash equivalents                                     379           1,365           (9,739)
Cash and cash equivalents at beginning of period                                   4,100           2,735           12,474
                                                                                --------        --------        ---------

Cash and cash equivalents at end of period                                      $  4,479        $  4,100        $   2,735
                                                                                ========        ========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Interest paid, net of capitalized amounts                                  $  8,321        $  9,083        $   6,886
                                                                                ========        ========        =========
     Income taxes paid                                                          $  8,872        $ 11,312        $   4,420
                                                                                ========        ========        =========


   The accompanying notes are an integral part of these financial statements.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands except share data)

                                                                                              Cumulative
                                          Common Stock                                         Foreign
                                     --------------------      Additional                      Currency
                                     Shares                      Paid-In        Retained      Translation     Treasury
                                     Issued        Amount        Capital        Earnings      Adjustment       Stock         Total
                                     ------        ------        -------        --------      ----------       -----         -----
Balance May 1, 1993                20,085,806       $201         $19,505       $ 23,273       $  (187)       $(16,707)    $ 26,085
Issuance of common stock               78,117          1             739             --            --              --          740
Purchase of treasury stock                 --         --              --             --            --          (4,181)      (4,181)
Net earnings, 52 weeks ended
  April 30, 1994                           --         --              --          6,293            --              --        6,293
Foreign currency translation
  adjustments                              --         --              --             --        (1,826)             --       (1,826)
                                   -----------------------------------------------------------------------------------------------

Balance, April 30, 1994            20,163,923        202          20,244         29,566        (2,013)        (20,888)      27,111
Issuance of common stock              112,649          1             939             --            --            (128)         812
Conversion of subordinated
   debentures                       1,346,154         13          17,487             --            --              --       17,500
Purchase of treasury stock                 --         --              --             --            --          (1,219)      (1,219)
Net earnings, 52 weeks ended
   April 29, 1995                          --         --              --         22,509            --              --       22,509
Foreign currency translation
   adjustments                             --         --              --             --           516              --          516
Other                                      --         --              --            180            --              --          180
                                   -----------------------------------------------------------------------------------------------

Balance, April 29, 1995            21,622,726        216          38,670         52,255        (1,497)        (22,235)      67,409
Issuance of common stock              240,211          3           1,919             --            --              --        1,922
Purchase of treasury stock                 --         --              --             --            --         (17,277)     (17,277)
Net earnings, 52 weeks ended
   April 27, 1996                          --         --              --         20,004            --              --       20,004
Foreign currency translation
   adjustments                             --         --              --             --          (622)             --         (622)
                                   -----------------------------------------------------------------------------------------------
Balance, April 27, 1996            21,862,937       $219         $40,589       $ 72,259       $(2,119)       $(39,512)    $ 71,436
                                   ===============================================================================================



   The accompanying notes are an integral part of these financial statements.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands except share data)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)      Recognition of revenue

The Company reports revenue, with the related costs, in the accounting period in which goods are shipped to the customer.

(c)      Statement of cash flows

The Company considers all highly liquid temporary investments with original maturities of three months or less to be cash equivalents.

(d)      Inventories

Inventories are valued at the lower of cost or market. Cost is determined principally on the first-in, first-out (FIFO) method. Components of inventory include materials, labor and overhead costs.

(e)      Depreciation and amortization

The Company computes depreciation and amortization of property, plant and equipment substantially by the straight line method over the shorter of the estimated useful lives or lease periods of the respective assets. The excess of purchase price over the fair value of net assets of businesses acquired is amortized over periods ranging from 10 to 40 years on a straight line basis.

The Company periodically evaluates the possible impairment of the excess of cost over the fair value of net assets acquired and recorded amounts of property, plant and equipment by comparing the estimated future undiscounted cash flows from the acquired operations or the related assets, respectively, to the net carrying value of the related asset.

(f)      Income taxes

The Company and its domestic subsidiaries file a consolidated Federal income tax return. Deferred taxes are provided for the income tax effects of temporary differences in reporting transactions for financial reporting and tax reporting purposes.

The Company records income taxes under the liability method as required by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Under the liability method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the currently enacted tax rate.

United States ("U.S.") income taxes with respect to the undistributed earnings of the Company's foreign subsidiaries have not been provided since it is the intention of management that the undistributed earnings will be reinvested or transferred to the Company without giving rise to U.S. tax liabilities. The total amount of unremitted earnings of non-U.S. subsidiaries was approximately $35.8 million at April 27, 1996.

(g)      Foreign currency translation

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

(h)      Share information

Weighted average common and common equivalent shares outstanding include the dilutive effect of outstanding stock options and warrants for all periods presented. Fully diluted earnings per share has not been presented as it is not materially different from primary earnings per share. Weighted average common and common equivalent shares for the 1996 and 1995 periods include the effect of the shares issued upon conversion of the Company's Convertible Subordinated Debentures since the date of conversion.

(i)      Financial Instruments

Derivative financial instruments are used by the Company in the management of its interest rate exposures and are accounted for on the accrual basis. Income and expense are recorded as a component of interest expense. Gains realized on the termination of interest rate swaps contracts (accounted for as hedges) are deferred and amortized over the remaining terms of the original swap agreements. Costs of interest rate cap contracts are amortized over the lives of the contracts.

(j)      Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(k)      Business segment

The Company and its subsidiaries operate in one business segment, providing printed packaging products to the entertainment, cosmetic, tobacco and other consumer product industries.

(l)      Fiscal periods

Reference to 1996, 1995 and 1994 in the accompanying notes to the consolidated financial statements refer to the fiscal periods ending April 27, 1996, April 29, 1995 and April 30, 1994, respectively.

(m)      Reclassifications

Certain reclassifications have been made to the prior years balances to conform with the current year's presentation.

2.       BUSINESS ACQUISITIONS AND INVESTMENTS

Premium Group Acquisition

Effective January 1, 1994, the Company purchased certain of the United States and Canadian assets of the Premium Packaging Group of Cascade Paperboard International, Inc. (the "Premium Group") for a cash purchase price of approximately $96.9 million plus the assumption of approximately $9.9 million of liabilities (primarily accounts payable) and transaction expenses. In addition, the Company was contingently liable for an additional $5.0 million of consideration if certain earnings levels related to the combined operations during the four year period following the consummation of the transaction were attained. The Company issued to the seller a warrant, subject to the same contingency, for 35,000 shares of the Company's common stock at an exercise price of $13.50 per share. During 1996 the earnings levels related to this contingency were reached. Accordingly, the warrant is now exerciseable and the Company has recorded the $5.0 million liability to the seller (included in accrued expenses at April 27, 1996 and paid in May 1996 using funds from the Company's revolving line of credit).

At the time of the closing of the Premium Group acquisition transaction, the Company prepaid a total of $31.9 million of Senior Notes. The transaction and prepayment of the Company's Senior Notes were financed with senior credit facilities including $120 million in five-year term loans and $24.0 million of borrowings under a $50.0 million five year revolving credit facility. In connection with the prepayment of the Senior Notes, the Company recorded, in the third quarter of 1994, an extraordinary charge of $3.1 million (after related income tax benefit of $1.9 million) consisting of prepayment penalties and the write-off of deferred finance costs. In December 1995, the Company entered into a new credit agreement with its banks (Note 6).

The Premium Group is a leading supplier of high value-added folding cartons primarily for the tobacco and cosmetic industries in the United States and Canada.

Heminway Acquisition

On January 17, 1994 the Company purchased the operating assets of Heminway Packaging Corporation ("Heminway") for a cash purchase price of $3.7 million plus transaction expenses. Heminway produces rigid set-up boxes primarily for the cosmetics industry, including packaging for perfumes and beauty products. This transaction was financed with funds from the Company's revolving credit facility referred to above.

The Premium Group and Heminway acquisitions were recorded using the purchase method of accounting and accordingly, the results of their operations are included in the consolidated results of operations of the Company since the dates of their respective acquisitions. The excess of cost over the estimated fair value of the net assets acquired approximated $2.2 million at April 30, 1994. During 1995, the Company completed its determination of the allocation of the purchase price with respect to the acquisitions. The result was to increase the excess of cost over the fair value of net assets acquired by $12.5 million, increase accrued expenses by $3.4 million and reduce property, plant and equipment by $9.1 million. Included in the final allocation of the purchase price was an estimate of the cost associated with closing one of the Premium Group's facilities.

Other Investment

In 1996, the Company acquired, for approximately $1.1 million, a 25% interest in a company that develops and manufactures holographic images on film. The agreement provides the Company with an option to acquire up to 51% of the investee under certain conditions, and provides the Company with the right of first refusal to acquire the remaining 49%. This investment was funded through the Company's revolving line of credit. The operations of this investee are not material to the operations of the Company.

The investment was recorded using the equity method of accounting and accordingly, the Company has recorded its proportionate share of the net results of the investee since the date of the investment. In connection with the investment, the Company recorded approximately $830 thousand representing the excess of cost over the Company's portion of the fair value of the net assets of the investee at the date of the investment.

                                                                APRIL 27,   APRIL 29,
                                                                  1996        1995
                                                                --------------------
Excess of cost over the fair value of businesses acquired       $21,373      $15,449
Accumulated amortization                                         (1,165)        (543)
                                                                --------------------
                                                                $20,208      $14,906
                                                                ====================

3.       INVENTORIES

                                                                APRIL 27,   APRIL 29,
                                                                  1996        1995
                                                                --------------------
Raw material and supplies                                        $18,111    $20,767
Work in process                                                    8,248     10,498
Finished Goods                                                    15,038     15,376
                                                                 ------------------
                                                                 $41,397    $46,641
                                                                 ==================

4.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at historical cost. Depreciation and amortization of property, plant and equipment was $13.4 million, $12.8 million and $9.8 million in 1996, 1995 and 1994, respectively. Capitalized interest costs related to the construction of plant and equipment were $1.1 million, $377 thousand and $131 thousand in 1996, 1995, and 1994, respectively.


                                                                 APRIL 27,    APRIL 29,
                                                                   1996         1995
                                                                -----------------------
Land                                                            $  4,062      $  3,121
Building and improvements                                         40,766        31,385
Machinery and equipment                                          168,640       148,176
Leasehold improvements                                             5,198         2,735
Construction in Progress                                           4,492         4,868
                                                                ----------------------
                                                                 223,158       190,285
Accumulated depreciation and amortization                        (70,079)      (61,132)
                                                                ----------------------
                                                                $153,079      $129,153
                                                                ======================

5.       ACCRUED EXPENSES

                                                                APRIL 27,  APRIL 29,
                                                                  1996       1995
                                                                -------------------
Accrued salaries, employee benefits and payroll taxes           $ 6,774     $ 6,026
Accrued contingency payment to Premium Group sellers              5,000           -
Other accrued expenses                                            5,595       9,462
                                                                -------------------
                                                                $17,369     $15,488
                                                                ===================


6.       LONG-TERM DEBT/FINANCE AGREEMENTS

                                                APRIL 27,       APRIL 29,
                                                   1996           1995
                                                ------------------------
Senior term notes (a)                           $114,000        $108,940
Long-term revolver (a and b)                      32,588          12,247
                                                ------------------------
                                                 146,588         121,187
Current maturities                               (24,000)        (21,394)
                                                ------------------------
                                                $122,588        $ 99,793
                                                ========================

(a) In connection with the acquisition of the Premium Group and the repayment of certain obligations, the Company entered into term note agreements (totaling $96.0 million in the U.S. and the Canadian equivalent of $24.0 million in Canada) with a syndicate of Banks.

In December 1995, the Company entered into a new senior credit facility. The new facility increased the amount available under the Company's previous credit facility by $41.0 million to $185.0 million. The new facility consists of $120.0 million of senior term notes and $65.0 million of a long-term revolver which bear interest, at the discretion of the Company, at either the Bank's prime rate (8.25% at April 27, 1996) or at the LIBOR rate (one, three, or six-month terms ranging from 5.44% to 5.56% at April 27, 1996) plus between 75 to 125 basis points depending upon certain financial ratios. The effective interest rate on the senior term notes was 6.44% and 6.40% in 1996 and 1995, respectively. The senior term notes will be repaid in quarterly installments through May 7, 2000. The Company has pledged as collateral for the entire facility 100% and 66% respectively, of the outstanding shares of its domestic and foreign subsidiaries. The increased credit facility was made available to facilitate the Company's programs to purchase shares of its common stock as more fully described in Note 8.

In connection with the establishment of the new credit facility, the Company recorded, in the third quarter, an extraordinary charge representing the write-off of previously deferred finance costs incurred in connection with the prior facility of approximately $1.4 million (net of tax benefit of $.8 million).

(b) Borrowings under this $65.0 million revolving credit facility are limited to the sum of 80% of accounts receivable and 50% of inventories (the "Borrowing Base"). The Company has outstanding letters of credit against the revolving line of credit of approximately $1.3 million. At April 27, 1996, the Company has approximately $22.3 million available under the revolving line of credit. The interest rate on these borrowings ranged from 5.94% to 8.25% at April 27, 1996.

The underlying loan agreement for the borrowings referred to in (a) and (b) above includes covenants related to levels of debt to cash flow, current assets to current liabilities, fixed charge coverage, net worth and investments (including investments in the Company's own common stock), and restricts the amount of retained earnings available for payment of dividends. At April 27, 1996, there were no retained earnings available for dividends. The agreement requires the Company to prepay the term notes to the extent of 50% of excess cash flow as defined. Through April 27, 1996, no repayment was required under this provision of the agreement.

Based upon the borrowing rates currently available to the Company for bank loans with similar terms, the fair value of the senior long-term debt approximates the carrying value.

In September 1994, 100% of the Company's $17.5 million of convertible subordinated notes were converted at $13.00 per share into approximately 1.35 million shares of common stock.

Aggregate maturities of long-term debt are as follows:

                   Fiscal year ending:
                        1997                 $ 24,000
                        1998                   27,750
                        1999                   29,000
                        2000                   26,750
                        2001                   39,088
                                             --------
                                             $146,588
                                             ========

Interest Rate Swap/Cap Agreements

At April 27, 1996, the Company had an outstanding intermediate-term interest rate swap agreement relating to approximately $33.0 million of its senior term notes. Under the agreement, the Company pays a fixed rate of 6.45% and receives a floating rate based on LIBOR, as determined in one-month intervals (ranging from 5.34% to 6.06% for 1996). The transaction effectively changes a portion of the Company's interest rate exposure from a floating-rate to a fixed-rate basis. The fair value of the interest rate swap agreement at April 27, 1996 was immaterial to the Company. The agreement terminates in February, 1997.

At April 27, 1996, the Company had an outstanding interest rate cap agreement relating to approximately $17.0 million of its senior term notes. Under the agreement, the maximum LIBOR rate is 8.5%. The Company paid $71 thousand for this agreement, which is being amortized over the life of the agreement. The fair value of the interest rate cap agreement at April 27, 1996 was immaterial to the Company. The agreement terminates in February, 1997.

In October 1994, the Company assigned to a bank an interest rate swap agreement relating to $42.0 million of its senior term notes for cash proceeds of approximately $1.3 million. The proceeds have been recorded as a deferred credit on the accompanying balance sheet which is being amortized as a reduction of interest expense over the remaining life of the related swap agreement. At April 27, 1996, $403 thousand of deferred gain remains which will be amortized: $289 thousand in fiscal 1997; and $114 thousand in fiscal 1998.

7.       INCOME TAXES

Earnings before provision for income taxes and extraordinary item is comprised of the following:

                                     APRIL 27,         APRIL 29,        APRIL 30,
                                       1996              1995             1994
                                     -------------------------------------------
United States                        $16,613           $21,919           $ 6,586
Foreign                               17,798            14,282             9,214
                                     -------------------------------------------
                                     $34,411           $36,201           $15,800
                                     ===========================================

The provision for income taxes is comprised of the following:

                                   APRIL 27,       APRIL 29,       APRIL 30,
                                     1996            1995            1994
                                  -----------------------------------------
Current
    Federal                       $ 2,910          $ 4,982           $2,858
    State                             630              852              773
    Foreign                         5,744            3,828            3,423
                                  -----------------------------------------
                                    9,284            9,662            7,054
                                  -----------------------------------------
Deferred
    Federal                         2,730            2,339             (394)
    State                             266              174             (236)
    Foreign                           762            1,517              (15)
                                  -----------------------------------------
                                    3,758            4,030             (645)
                                  -----------------------------------------
                                  $13,042          $13,692           $6,409
                                  =========================================

The Company's effective tax rate differs from the statutory U. S. Federal income tax rate as a result of the following:


                                                 APRIL 27,    APRIL 29,   APRIL 30,
                                                   1996         1995        1994
                                                 ---------------------------------
Statutory U.S. Federal tax rate                   35.0%         35.0%         34.0%
State income taxes, net of Federal benefit         1.7           1.8           2.3
Foreign income tax rate differentials               .8           1.0           1.7
Other                                               .4            --           2.6
                                                  --------------------------------
                                                  37.9%         37.8%         40.6%
                                                  ================================

The tax effects of significant items comprising the Company's net deferred tax liability are as follows:

                                                      APRIL 27,       APRIL 29,      APRIL 30,
                                                        1996            1995           1994
                                                      ---------------------------------------
Deferred tax asset (liability):
    Property, plant and equipment                     $(15,603)       $(12,360)       $(7,934)
    Other assets                                          (422)           (359)          (249)
    Accounts receivable                                    163             509            398
    Inventories                                            607             666            487
    Accrued expenses                                       140             138            673
    State net operating loss and investment tax
        credit carryforwards                             1,375           1,285            564
    Employee benefits                                      209             297            144
    Other                                                   30             195           (128)
                                                      ---------------------------------------
                                                       (13,501)         (9,629)        (6,045)
   Valuation Allowance                                    (765)           (691)          (290)
                                                      ---------------------------------------
                                                      $(14,266)       $(10,320)       $(6,335)
                                                      =======================================

The valuation allowance has been provided against state net operating loss and investment tax credit carryforwards to reduce them to an amount that will more likely than not be realized.

8.       COMMITMENTS AND CONTINGENCIES

(a)      Lease Agreements

The Company is committed for annual rentals under noncancellable operating leases for production and office facilities expiring on various dates through 2010. Several leases include one year renewal options. The minimum future rental commitments under noncancellable leases, exclusive of taxes and utilities, are as follows:


Fiscal year ending:
                        1997             $ 4,205
                        1998               3,384
                        1999               3,104
                        2000               2,296
                        2001               1,590
                     Thereafter           10,381
                                         -------
                                         $24,960
                                         =======

Rent expense under operating leases approximated $3.2 million, $3.5 million and $2.4 million in 1996, 1995 and 1994, respectively.

(b)      Treasury Stock

In January 1993, the Company's Board of Directors authorized the purchase of up to 2.0 million shares of the Company's common stock and in December 1995, the Board of Directors authorized the purchase of up to an additional 2.0 million shares from time to time in the open market, subject to the terms of the Company's new credit agreement. As of April 27, 1996, approximately 1.7 million shares are authorized for purchase under existing Board of Directors resolutions.

(c)      New Facility

In connection with a planned expansion of the Company's facilities, the Company anticipates investing approximately $22.0 million in a new plant and equipment, of which approximately $21.0 million has been disbursed as of April 27, 1996. Funds for this expansion are to be provided from the Company's credit facility.

(d)      Legal Matters

In January 1995, the Company commenced a civil action in the Supreme Court of the State of New York against Heminway and certain of its affiliates seeking compensatory and punitive damages and other relief in connection with the January 1994 acquisition by the Company of certain of Heminway's assets. In June 1995, the defendants filed an answer and a counterclaim against the Company's complaint, seeking compensatory damages and sought a declaratory judgment and damages with respect to certain escrowed rents. In April 1996 the Company settled all actions related to these suits for the receipt of a cash payment of $100 thousand and the reduction in future rent payments payable to the former owners of Heminway.

(e)      Other Matters

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

9.       STOCKHOLDERS' EQUITY

(a)       Stock Incentive Plans

In August 1986, the Company established a non-qualified stock option plan (the "1986 Plan") and authorized the issuance of options to purchase an aggregate 847,500 shares of common stock to key employees, officers and directors at the market price at the date of the grant. In October 1990, the Company made available for future grant options to acquire an additional 600,000 shares of common stock under a nonqualified stock option plan. In July 1993, the Company established the 1993 Incentive Program (the "1993 Program"). The 1993 Program permits the granting of any or all of the following types of awards: (i) stock options, including incentive stock options ("ISO's"), (ii) stock appreciation rights ("SAR's"), in tandem with stock options or freestanding, (iii) restricted stock, (iv) director's options to be issued pursuant to a prescribed formula, and (v) restored options. Under the 1993 Program, an additional 1.0 million shares were made available for grant. Options granted prior to fiscal 1996 become exerciseable over four years from the date of grant at a rate of 25% each year, and expire five years from the date of grant. Grants made subsequent to April 29, 1995 are exerciseable over five years from the date of grant at the rate of 20% of the grant each year, and will expire 10 years from the date of grant.

A summary of changes in stock options and awards follows:

                                   Options                  Outstanding Options
                                 Available for               -------------------
                                 Future Grant          Number         Price Per Share
                                 ------------          ------         ---------------
Balance, May 1, 1993                353,986           556,607        $ 4.98 -  $10.69
    1993 Program                  1,000,000              --
    Options granted                (375,500)          375,500        $ 8.63 -  $13.75
    Options exercised                  --             (78,117)       $ 4.98 -  $10.69
    Options canceled                  4,446            (4,446)            $ 7.25
                                  ---------------------------------------------------
Balance April 30, 1994              982,932           849,544        $ 4.98 -  $13.75
    Restricted Stock Award         (114,497)             --                  --
    Options granted                (271,320)          271,320        $14.75 -  $20.25
    Options exercised                  --             (94,651)       $ 4.98 -  $ 9.81
    Options canceled                 43,586           (43,586)       $ 8.50 -  $19.00
                                  ---------------------------------------------------
Balance April 29, 1995              640,701           982,627        $ 5.57 -  $20.25
    Restricted Stock Award           (6,759)             --                 --
    Options granted                (221,015)          221,015        $14.25 -  $16.00
    Options exercised                  --            (104,134)       $ 5.57 -  $13.75
    Options canceled                 31,875           (31,875)       $ 7.00 -  $13.75
                                  ---------------------------------------------------
Balance April 29, 1996              444,802         1,067,633        $ 7.00 -  $20.25
                                  ===================================================

At April 27, 1996, options to purchase 506,058 shares were exerciseable at prices ranging from $7.00 to $20.25 per share. During 1996 and 1995 the Company issued a net 6,759 and 114,497 shares of restricted stock, respectively, to certain key employees. A portion or all of the shares may vest at the end of fiscal 1997 based upon the market performance of the Company's common stock. Any shares that do not vest at such time will otherwise vest at the end of fiscal 2002 if the employee continues to be employed by the Company.

(b)      Common Stock Purchase Warrants

During the second quarter of 1996, the Company issued warrants to purchase 400,000 shares of its common stock to a customer who concurrently entered into a long-term supply agreement with the Company. The warrant is exerciseable immediately at $17.13 per share and expires September 1, 2000. At such time as the customer may exercise the warrant, any cash volume discount previously paid to the customer based upon minimum levels of purchases will be refunded to the Company and included in additional paid-in-capital.

During 1993 and the fourth quarter of 1994, the Company issued warrants to purchase 300,000 shares and 100,000 shares of its common stock at exercise prices of $6.88 and $13.50 per share, respectively, to a customer who concurrently entered into long-term supply agreements with the Company (the " Agreements"). The customer has the choice of either exercising the warrants or receiving a cash volume discount based upon certain minimum levels of purchases from the Company during the terms of the Agreements. The warrants are exerciseable immediately whereas the cash volume rebate, if any, is payable after the expiration of the Agreements. The warrants expire August 22, 1997 and August 31, 1998, respectively. At such time as the customer may choose to exercise either of the warrants, the related accrued cash rebate will be transferred to additional paid-in capital. The fair values of the warrants at their dates of issuance were determined to be $855 thousand and $502 thousand, respectively, and are included in the balance sheet net of a deferred contra account in like amount. As of April 27, 1996, the Company continues to believe that the customer will exercise the 300,000 share warrant.

Effective February 1, 1996, the Agreements and the 100,000 share warrant were cancelled and replaced by a new five year supply agreement pursuant to which the customer will receive a cash volume discount based upon certain minimum levels of purchases from the Company during the term of the agreement. In connection with the new agreement, the Company will issue to the customer warrants to purchase 200,000 shares of its common stock at an exercise price equal to the market value on the date of grant. The warrants will be exerciseable immediately upon issuance and expire concurrently with the supply agreement. Upon issuance, the fair value of the warrant will be amortized on a straight line basis over the term of the supply agreement.

(c)      Reserved Shares

At April 27, 1996, there were 2,472,435 common shares reserved for issuance under the stock incentive plans and outstanding warrants.

(d)      Preferred Stock Purchase Rights

On May 4, 1995, the Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock. Each Right entitles the holder to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock at a price of $17.00 per one one-hundredth of a preferred share. The Rights are exerciseable only if an acquiring person acquires, or announces the intention to acquire, 25% or more beneficial ownership of the outstanding common shares. The effect of the Rights plan is to provide to the Company's stockholders the right, upon the occurrence of an acquisition, tender offer or business combination transaction, to exchange the preferred shares for common stock at a fraction of the then-current market price of the common stock. The Rights expire on June 14, 2005 unless extended. The Rights are subject to other restrictions and terms as described in the Rights Agreement.

(e)      Related Party Transactions

CIGNA Corporation and its affiliates ("CIGNA"), was the holder of $15.0 million of the Company's debentures, which upon conversion represented 1.15 million shares of common stock. Accordingly, CIGNA has been considered a beneficial owner of more than 5% of the outstanding stock of the Company for the 1995 and 1994 periods presented. Amounts paid to CIGNA for interest and insurance costs for 1995 and 1994 were $685 thousand and $2.9 million, respectively. In addition, in connection with the financing of the acquisition of the Premium Group in January, 1994, the Company prepaid $16.9 million of senior notes due to CIGNA, and incurred a pre-tax prepayment penalty to CIGNA of $2.3 million. This penalty is included in the 1994 financial statements as a part of the total extraordinary item of approximately $3.1 million (after income tax benefit of $1.9 million).

In connection with the acquisition of the Premium Group and related financing, the Company paid a fee of $1.5 million to a firm whose president and principal shareholder is a director of the Company. In addition, the firm exercised options to purchase 14,821 common shares of the Company at an exercise price of $5.02 per share. In connection with the payment of the contingent consideration discussed in Note 2, this firm received an additional $75 thousand fee. In connection with the other investment described in Note 2, this firm received an option to purchase 25,000 shares of the Company's common stock at an exercise price of $13.50.

In May 1995, the Company loaned $2.0 million (included in other assets) to its then Vice Chairman of the Board and President (the "Executive"). The loan is due on May 4, 2000, and bears interest payable quarterly equal to the Applicable Federal Rate as defined (5.23% at April 27, 1996), adjusted monthly. Mandatory prepayments of this loan are required if the Executive's compensation exceeds certain thresholds. In March, 1996 the Company loaned an additional $800 thousand to the Executive, pursuant to a promissory note bearing interest at 6.5% which is due on September 11, 1996.

10.      RESTRUCTURING CHARGE

As a result of the discontinued use of the long-box as a packaging medium for compact discs and the related diminished level of sales, the Company decided at the end of the third quarter of fiscal 1994 to close its Farmingdale, New York facility effective as of April 30, 1994. In connection with the closing of this facility and the restructuring of the Company's operations relating thereto, the Company recorded a restructuring charge before provision for income taxes amounting to $3.4 million during 1994. Included in this charge are amounts provided for the termination of leases ($530 thousand), disposal of equipment ($1.0 million), severance payments ($750 thousand), and other related restructuring items ($1.1 million). With the exception of the lease commitments, all of the respective cash outlays related to the closing of the facility were made by the end of 1995.

11.      EMPLOYEE BENEFIT PLANS

(a)      Defined Contribution Plans

The Company has profit sharing plans as well as employee savings plans. Based upon the provisions of each employee savings plan, the Company matches a portion of the employees' voluntary contributions. The amounts contributed to the profit sharing plan in the United States were at the discretion of the Board of Directors, whereas the amounts contributed to the profit sharing plans in Canada are at the percentages provided for by the respective plans. Total provisions with respect to defined contribution plans approximated $2.2 million, $1.6 million and $977 thousand in 1996, 1995 and 1994, respectively.

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

The following table sets forth the funded status of the Plans as of April 27, 1996 and April 29, 1995:

                                                           APRIL 27,   APRIL 29,
                                                             1996        1995
                                                           --------------------
Vested benefit obligation                                  $2,938       $2,782
                                                           ===================
Accumulated benefit obligation                             $3,124       $3,029
                                                           ===================
Projected benefit obligation                               $3,124       $3,029
Market value of plan assets                                 2,978        3,059
                                                           -------------------
Plan assets in excess of projected benefit obligation        (146)          30
Unrecognized transition obligation                              -            -
Unrecognized prior service cost                                67           22
Unrecognized loss (gain)                                     (129)        (203)
                                                           -------------------
Prepaid (accrued) pension cost                             $ (208)      $ (151)
                                                           ===================
Discount rate and expected rate of return on plan assets       8%            8%
                                                           ===================


(c)      1995 Performance Bonus Plan

In July 1995, the Board of Directors approved the 1995 Performance Bonus Plan (the "Plan"), applicable to its then Vice Chairman of the Board and President only. Under the Plan, for each of the five fiscal years of the Company commencing with fiscal year 1996, the Executive will be entitled to a graduated bonus (the "Performance Bonus") based upon a comparison of the Company's earnings from operations plus depreciation and amortization (the "Performance Measure") in that award year with the immediately preceding fiscal year. The size of the Performance Bonus is tied to the level of the Company's performance, as measured by the Performance Measure, with the larger bonuses available only in the case of truly superior results. The maximum Performance Bonus payable in respect of any award year under the Plan is $2.0 million. No bonus was paid under the terms of this plan for 1996.

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

12.      MAJOR CUSTOMER AND CREDIT CONCENTRATIONS

Approximately 20% and 16% of net sales during 1996 were derived from sales to two customers and their affiliates. Approximately 17% and 13% of net sales during 1995 were derived from sales to two customers and their affiliates. No one customer accounted for more than 10% of net sales during 1994.

The Company's customers are primarily large entertainment, tobacco and other consumer products companies who produce products in the United States and Canada. At April 27, 1996, approximately 39% and 13% of accounts receivable related to customers in the tobacco and music industries, respectively. Approximately 22% of accounts receivable are due from Canadian companies.

13.      GEOGRAPHIC OPERATIONS

                                          APRIL 27,      APRIL 29,      APRIL 30,
                                            1996           1995           1994
                                          --------------------------------------
Net Sales
    Domestic                              $234,095       $219,218       $142,028
    Foreign                                160,279        137,815         74,441
                                          --------------------------------------
                                          $394,374       $357,033       $216,469
                                          ======================================
Net Earnings
    Domestic                              $  9,181       $ 13,572       $    487
    Foreign                                 10,823          8,937          5,806
                                          --------------------------------------
                                          $ 20,004       $ 22,509       $  6,293
                                          ======================================
Identifiable Assets at Year-End
    Domestic                              $190,790       $165,388       $152,821
    Foreign                                 85,435         79,876         67,529
                                          --------------------------------------
                                          $276,225       $245,264       $220,350
                                          ======================================

The Company's foreign operations are conducted in Canada.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

Pursuant to instruction G(3) to Form 10-K, the information required in Items 10-13 is incorporated by reference from the Company's definitive proxy statement for the October 30, 1996 annual meeting of stockholders.

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

           (a)(3)   Exhibits


NUMBER                         DESCRIPTION
- ------                         -----------
 3.1    --      Certificate of Incorporation of the Company, as amended,
                incorporated by reference to the corresponding Exhibit item to
                Registration Statement on Form S-1, as amended, as filed with the Commission on September 4, 1986, Commission File No.
                33-8490.

 3.2    --      Amended and Restated By-laws of the Company, incorporated by reference to the corresponding Exhibit item to Amendment No. 1 to Registration Statement on Form S-1, as filed with the
                Commission on October 20, 1986, Commission File No. 33-8490.

 9.1    --      Intentionally Omitted.

10.1    --      through 10.4 Intentionally Omitted.

10.5    --      Agreement of Lease dated May 20, 1977 between Frank X. Mascioli and Shorewood Packaging Corporation, a New York corporation, relating to premises located at 55 Engineers Lane, Farmingdale,
                New York, incorporated by reference to the corresponding Exhibit item to Registration Statement on Form S-1, as amended, as filed with the Commission on September 4, 1986, Commission File No.
                33-8490.

10.6    --      and 10.7 Intentionally Omitted.

10.8    --      Lease dated June 13, 1979 between Ravin Investments Limited and
                Shorewood Packaging Corp. of Canada Limited, as amended as of
                March 14, 1983, between Pension Fund Realty Limited and
                Shorewood Packaging Corp. of Canada Limited, relating to
                premises located at 2220 Midland Avenue, Scarborough, Ontario,
                Canada, incorporated by reference to the corresponding Exhibit item to Registration Statement on Form S-1, as amended, as filed with the Commission on September 4, 1986, Commission File No.
                33-8490.

10.9    --      Lease Agreement dated November 1, 1984 between The Beneficiary
                Of Land Trust Established With American National Bank and Trust
                Company of Chicago and Shorewood Packaging Company of Illinois,
                Inc., relating to the Countryside Executive Center in Palatine,
                Illinois, incorporated by reference to the corresponding Exhibit item to Registration Statement on Form S-1, as amended, as filed with the Commission on September 4, 1986, Commission File No.
                33-8490.

10.10   --       through 10.40 Intentionally Omitted.

10.41   --      Non-Competition Agreement dated as of June 20, 1985 between
                Shorewood Packaging Corporation of New York and Marc P. Shore,
                incorporated by reference to the corresponding Exhibit item to
                Registration Statement on Form S-1, as amended, as filed with the Commission on September 4, 1986, Commission File No.
                33-8490.

10.42   --      Non-Competition Agreement dated as of June 20, 1985 between
                Shorewood Packaging Corporation of New York and Floyd Glinert,
                incorporated by reference to the corresponding

NUMBER                         DESCRIPTION
- ------                         -----------
                Exhibit item to Registration Statement on Form S-1, as amended, as filed with the Commission on September 4, 1986, Commission
                File No. 33-8490.

10.43   --      Non-Competition Agreement dated as of June 20, 1985 between
                Shorewood Packaging Corporation of New York and Murray B.
                Frischer, incorporated by reference to the corresponding Exhibit item to Registration Statement on Form S-1, as amended, as filed with the Commission on September 4, 1986, Commission File No.
                33-8490.

10.44   --      Non-Competition Agreement dated as of June 20, 1985 between
                Shorewood Packaging Corporation of New York and Charles
                Kreussling, incorporated by reference to the corresponding
                Exhibit item to Registration Statement on Form S-1, as amended, as filed with the Commission on September 4, 1986, Commission
                File No. 33-8490.

10.45   --      Non-Competition Agreement dated as of June 20, 1985 between
                Shorewood Packaging Corporation of New York and Kenneth
                Rosenblum, incorporated by reference to the corresponding
                Exhibit item to Registration Statement on Form S-1, as amended, as filed with the Commission on September 4, 1986, Commission
                File No. 33-8490.

10.46   --      through 10.50 Intentionally Omitted.

10.51   --      Lease dated as of April 30, 1987 between Shorewood Packaging
                Corporation and Blamore Real Estate Company relating to the premises located at 10 East 53rd Street, New York, New York, incorporated by reference to the corresponding Exhibit item to
                Registration Statement on Form S-1, as amended, as filed with the Commission on June 5, 1987, Commission File No. 33-14395.

10.52   --      through 10.56 Intentionally Omitted.

10.57   --      Asset Purchase Agreement, dated as of August 1, 1988, by and among Goody Products, Inc., Southeastern Box Co., Inc.,
                Shorewood Packaging Corporation and Shorewood Box Co., Inc.,
                incorporated by reference to the corresponding Exhibit item to
                Quarterly Report on Form 10-Q for the quarter ended July 30,
                1988 filed with the Commission on August 30, 1988, Commission file No. 0-15077.

10.58   --      Agreement, dated August 1, 1988, by and between Goody Products,
                Inc. and Shorewood Packaging Corporation, incorporated by
                reference to the corresponding Exhibit item to Quarterly Report on Form 10-Q for the quarter ended July 30, 1988 filed with the
                Commission on August 30, 1988. Commission file No. 0-15077.

10.59   --      through 10.77 Intentionally Omitted.

10.78   --      Asset Purchase Agreement dated December 23, 1993 by and among
                Shorewood Paperboard Corporation Limited, Shorewood Acquisition
                Corporation of Delaware, Paperboard Industries Corporation and
                Paperboard Industries Inc. incorporated by reference to the corresponding exhibit item to Form 8-K Current Report of
                Shorewood Packaging Corporation filed with the Commission on
                January 28, 1994, Commission File No. 0-15077.

10.79   --      Sheeter Purchase Agreement dated December 23, 1993 by and among
                Shorewood Acquisition Corporation of Delaware and Paperboard
                Industries Inc. incorporated by reference to the corresponding exhibit item to Form 8-K Current Report of Shorewood Packaging
                Corporation filed with the Commission on January 28, 1994,
                Commission File No. 0-15077.

10.80   --      Restated and Amended Credit Agreement dated February 25, 1994 between Shorewood Packaging Corporation, Shorewood Corporation
                of Canada Limited and NationsBank of North Carolina, N.A. and
                The Bank of Nova Scotia incorporated by reference to the
                corresponding exhibit item to Shorewood Packaging Corporation's quarterly report on Form 10-Q for the fiscal quarter ended
                January 29, 1994, as filed with the Commission on March 15,
                1994, Commission File No. 0-15077.

10.81   --      Trademark License Agreement dated January 14, 1994 between
                Paperboard Industries Inc. and Shorewood Acquisition Corporation
                of Delaware incorporated by reference to the corresponding exhibit item to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1994, as filed with the Commission on July 29, 1994, Commission File No. O-15077.

10.82   --      Non-Competition Agreement dated January 14, 1994 between
                Cascades Inc., Cascades Paperboard International Inc.,
                Paperboard Industries Corporation, Paperboard Industries Inc.,
                Shorewood Packaging Corporation, Shorewood Paperboard
                Corporation Limited and


NUMBER                         DESCRIPTION
- ------                         -----------
                Shorewood Acquisition Corporation of Delaware incorporated by reference to the corresponding exhibit item to the Company's annual report on Form 10-K for the fiscal year ended April 30,
                1994, as filed with the Commission on July 29, 1994, Commission
                File No. O-15077.

10.83   --      First Amendment to Restated and Amended Credit Agreement dated
                July 18, 1994 between Shorewood Packaging Corporation, Shorewood
                Corporation of Canada Limited and NationsBank of North Carolina,
                N.A. and The Bank of Nova Scotia incorporated by reference to the corresponding exhibit item to the Company's annual report on
                Form 10-K for the fiscal year ended April 30, 1994, as filed with the Commission on July 29, 1994, Commission File No.
                O-15077.

10.84   --      Amendment, as of January 14, 1994, to Note Purchase Agreement
                dated as of June 27, 1991 between Shorewood Packaging
                Corporation and each of Connecticut General Life Insurance
                Company, Inc., Mezzanine Partners II, L.P., Life Insurance
                Company of North America and The Prudential Insurance Company of
                America incorporated by reference to the corresponding exhibit item to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1994, as filed with the Commission on July
                29, 1994, Commission File No. O-15077.

10.85   --      Asset Purchase Agreement dated January 17, 1994 between
                Shorewood/Heminway Acquisition Corporation and Heminway
                Packaging Corporation (omitting schedules and exhibits)
                incorporated by reference to the corresponding exhibit item to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1994, as filed with the Commission on July 29,
                1994, Commission File No. O-15077.

10.86   --      Lease dated as of January 17, 1994 between Shorewood/Heminway
                Acquisition Corporation and Heminway Packaging Corporation in
                respect of premises located at 155 South Leonard Street,
                Waterbury, Connecticut incorporated by reference to the
                corresponding exhibit item to the Company's annual report on
                Form 10-K for the fiscal year ended April 30, 1994, as filed with the Commission on July 29, 1994, Commission File No.
                O-15077.

10.87   --      Letter Agreement dated April 21, 1994 by and among SPC
                Corporation Limited, (formerly known as Shorewood Paperboard
                Corporation Limited), Shorewood Acquisition Corporation of
                Delaware, Paperboard Industries Corporation and Paperboard
                Industries Inc. in respect of working capital adjustment
                incorporated by reference to the corresponding exhibit item to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1994, as filed with the Commission on July 29,
                1994, Commission File No. O-15077.

10.88   --      Employment Agreement dated as of May 16, 1994 between Shorewood
                Packaging Corporation and Howard M. Liebman incorporated by reference to the corresponding exhibit item to the Company's annual report on Form 10-K for the fiscal year ended April 30,
                1994, as filed with the Commission on July 29, 1994, Commission
                File No. O-15077.

10.89   --      Consultation and Termination Agreement dated May 6, 1994 between
                Shorewood Packaging Corporation and Murray B. Frischer
                incorporated by reference to the corresponding exhibit item to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1994, as filed with the Commission on July 29,
                1994, Commission File No. O-15077.

10.90   --      Shorewood Packaging Corporation Retirement and Savings Plan, and
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

10.91(a)        Stock Warrant Agreement to purchase 100,000 shares of Common
                Stock, dated as of January 13, 1994 incorporated by reference to the corresponding exhibit item on Company's annual report on Form 10-K/A for the fiscal year ended April 30, 1994, as filed with the Commission on April 20, 1995, Commission File No.
                0-15077.

10.91(b)        Stock Warrant Agreement dated as of July 23, 1992 to purchase
                300,000 shares of Common Stock incorporated by reference to the corresponding exhibit item on Company's annual


NUMBER                         DESCRIPTION
- ------                         -----------
                report on Form 10-K/A for the fiscal year ended April 30, 1994, as filed with the Commission on April 20, 1995, Commission File
                No. 0-15077.

10.92   --      Second Amendment to Amended and Restated Credit Agreement dated as of November 22, 1994, among Shorewood Packaging Corporation,
                Shorewood Packaging Corporation of Canada Limited, NationsBank
                of North Carolina, N.A. and The Bank of Nova Scotia incorporated by reference to the corresponding exhibit item on Company's annual report on Form 10-K/A for the fiscal year ended April 29,
                1995, as filed with the Commission on August 11, 1995,
                Commission File No. 0-15077.

10.93   --      Lease dated as of February 6, 1995, between Stanley Stahl, d/b/a
                Stahl Park Avenue Co., and Shorewood Packaging Corporation
                (omitting schedules and exhibits), incorporated by reference to the corresponding exhibit item on the Company's annual report on
                Form 10-K/A for the fiscal year ended April 29, 1995, as filed with the Commission on August 11, 1995, Commission File No.
                0-15077.

10.94   --      The 1995 Performance Bonus Plan incorporated by reference to the corresponding exhibit item to Quarterly Report on Form 10-Q/A for the quarterly period ended July 29, 1995, as filed with the
                Commission on September 20, 1995, Commission File No. 0-15077.

10.95   --      Stock Warrant Agreement dated as of August 11, 1995 to purchase shares of common Stock incorporated by reference to the
                corresponding exhibit item to Quarterly Report on Form 10-Q for the quarterly period ended October 28, 1995, as filed with the
                Commission on December 12, 1995, Commission File No. 0-15077.

10.96   --      1993 Incentive Program as amended May 4, 1995 incorporated by reference to the corresponding exhibit item to Quarterly Report on Form 10-Q/A for the quarterly period ended October 28, 1995, as filed with the Commission on February 20, 1996, Commission
                File No. 0-15077.

10.97   --      Non-Negotiable Promissory Note of Marc P. Shore dated May 4,
                1995 incorporated by reference to the corresponding exhibit item to Quarterly Report on Form 10-Q/A for the quarterly period ended October 28, 1995, as filed with the Commission on February
                20, 1996, Commission File No. 0-15077.

10.98(a) Employment Agreement dated January 25, 1996 and made effective as of May 1, 1995 between Shorewood Packaging Corporation and
                Marc P. Shore incorporated by reference to the corresponding exhibit item to Quarterly Report on Form 10-Q/A for the quarterly period ended October 28, 1995, as filed with the Commission on February 20, 1996, Commission File No. 0-15077.

10.98(b)        Stock Option Agreement dated as of February 1, 1996 between
                Shorewood Packaging Corporation and Jefferson Capital Group, LTD incorporated by reference to the corresponding exhibit item to Quarterly Report on Form 10-Q for the quarterly period ended
                January 27, 1996, as filed with the Commission on March 12,
                1996, Commission File No. 0-15077.

10.99   --      Third Amendment to Amended and Restated Credit Agreement dated as of July 28, 1995, among Shorewood Packaging Corporation,
                Shorewood Packaging Corporation of Canada Limited, Nationsbank,
                N.A. (formerly known as NationsBank of North Carolina, N.A.) and
                The Bank of Nova Scotia.

10.100-- Fourth Amendment to Amended and Restated Credit Agreement dated as of December 12, 1995, among Shorewood Packaging Corporation,
                Shorewood Packaging Corporation of Canada Limited, Nationsbank,
                N.A. (formerly known as NationsBank of North Carolina, N.A.) and
                The Bank of Nova Scotia.

10.101-- Fifth Amendment to Amended and Restated Credit Agreement dated as of January, 26, 1996 among Shorewood Packaging Corporation,
                Shorewood Packaging Corporation of Canada Limited, Nationsbank,
                N.A. (formerly known as NationsBank of North Carolina, N.A.) and
                The Bank of Nova Scotia.




NUMBER                         DESCRIPTION
- ------                         -----------
10.102--        Promissory Note of Marc P. Shore dated March 15, 1996.

21.1  --        Subsidiaries of Registrant.

23.1  --        Consent of Deloitte & Touche LLP.

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

                                SHOREWOOD PACKAGING CORPORATION

                           By:  /s/  Marc P. Shore
                                ---------------------------------------------
                                Marc P. Shore
                                Chairman of the Board and President and
                                  Chief Executive Officer

                                                             Date: July 18, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                             Title                                     Date
- ---------                             -----                                     ----
/s/  Marc P. Shore                    Chairman of the Board, President          July 18, 1996
- -----------------------               and Chief Executive Officer and
Marc P. Shore                         Director

/s/  Howard M. Liebman                Executive Vice President and              July 18, 1996
- -----------------------               Chief Financial Officer and
Howard M. Liebman                     Director
                                      (Principal Financial Officer)

/s/  Floyd S. Glinert                 Executive Vice President -                July 15, 1996
- -----------------------               Marketing and Director
Floyd S. Glinert

/s/  William H. Hogan                 Corporate Controller                      July 17, 1996
- -----------------------               (Principal Accounting Officer)
William H. Hogan

/s/  William Weidner                  Director                                  July 24, 1996
- -----------------------
William Weidner

/s/  Timothy O'Donnell                Director                                  July 22, 1996
- -----------------------
R. Timothy O'Donnell

/s/  Melvin Braun                     Director                                  July 23, 1996
- -----------------------
Melvin Braun

/s/ Seymour Leslie                    Director                                  July 22, 1996
- -----------------------
Seymour Leslie

/s/  Kevin J. Bannon                  Director                                  July 24, 1996
- -----------------------
Kevin J. Bannon


                                  EXHIBIT INDEX


Item       Description                                               Page
- ----       -----------                                               ----

10.99   --      Third Amendment to Amended and Restated Credit Agreement dated as of July 28, 1995, among Shorewood Packaging Corporation,
                Shorewood Packaging Corporation of Canada Limited, Nationsbank,
                N.A. (formerly known as NationsBank of North Carolina, N.A.) and
                The Bank of Nova Scotia.

10.100-- Fourth Amendment to Amended and Restated Credit Agreement dated as of December 12, 1995, among Shorewood Packaging Corporation,
                Shorewood Packaging Corporation of Canada Limited, Nationsbank,
                N.A. (formerly known as NationsBank of North Carolina, N.A.) and
                The Bank of Nova Scotia.

10.101-- Fifth Amendment to Amended and Restated Credit Agreement dated as of January, 26, 1996 among Shorewood Packaging Corporation,
                Shorewood Packaging Corporation of Canada Limited, Nationsbank,
                N.A. (formerly known as NationsBank of North Carolina, N.A.) and
                The Bank of Nova Scotia.

10.102--        Promissory Note of Marc P. Shore dated March 15, 1996.

21.1  --        Subsidiaries of Registrant.

23.1  --        Consent of Deloitte & Touche LLP.

27    --        Financial Data Schedule.
