Form 10-Q
period 1996-08-03
SHOREWOOD PACKAGING CORP
filed 1996-09-17
CIK 800266

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 1996
                               --------------

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to                        .
                               -----------------    -----------------------

Commission file number:    0-15077
                       -----------

                         SHOREWOOD PACKAGING CORPORATION
             (Exact name of registrant as specified in its Charter)

                  DELAWARE                             11-2742734
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

                       YES     /X/          NO       / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

SEPTEMBER 1, 1996                                             18,317,135
    Date                                                   Number of Shares

                         SHOREWOOD PACKAGING CORPORATION
                                AND SUBSIDIARIES



INDEX                                                                      PAGE
Part I:  Financial Statements

Consolidated Condensed Balance Sheets
         August 3, 1996 (Unaudited) and
         April 27, 1996 (Audited)                                           3

Consolidated Condensed Statements of Earnings
         14 weeks ended August 3, 1996 (Unaudited) and
         13 weeks ended July 29, 1995 (Unaudited)                           4

Consolidated Condensed Statements of Cash Flows
         14 weeks ended August 3, 1996 (Unaudited) and
         13 weeks ended July 29, 1995 (Unaudited)                           5

Notes to Consolidated Condensed Financial Statements                      6 - 7

Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              8 - 11

Part II: Other Information                                                  12

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            AUGUST 3,       APRIL 27,
                                                                              1996            1996
ASSETS                                                                     (UNAUDITED)      (AUDITED)
- ------
Current Assets:
     Cash and Cash Equivalents                                              $  4,077        $  4,479
     Accounts Receivable, net                                                 42,752          44,306
     Inventories                                                              42,200          41,397
     Deferred Tax Assets                                                         854             854
     Prepaid Expenses and Other Current Assets                                 4,159           5,193
                                                                            --------        --------
          Total Current Assets                                                94,042          96,229
Property, Plant and Equipment, net                                           155,660         153,079
Excess of Cost Over the Fair Value of Net Assets Acquired, net                19,975          20,208
Other Assets                                                                   6,840           6,709
                                                                            --------        --------
                                                                            $276,517        $276,225
                                                                            ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
     Accounts Payable                                                       $ 27,648        $ 24,071
     Accrued Expenses                                                         11,698          17,369
     Current Maturities of Long-Term Debt                                     24,000          24,000
                                                                            --------        --------
          Total Current Liabilities                                           63,346          65,440
Long-Term Debt                                                               118,960         122,588
Deferred Credit and Other Long-Term Liabilities                                1,545           1,641
Deferred Income Taxes                                                         16,181          15,120
                                                                            --------        --------

     Total Liabilities                                                       200,032         204,789
                                                                            --------        --------

Commitments and Contingencies

Fair Value of Warrants, net of deferred fair value of warrants ($855)             --              --

Stockholders' Equity:
Series A Preferred Stock, $10 par value; 50,000 shares
     authorized, none issued                                                      --              --
Preferred Stock, $10 par value; 5,000,000 shares authorized
     none issued                                                                  --              --
Common Stock, $.01 par value; 40,000,000 shares authorized
     22,041,821 issued and 18,338,135 outstanding in August and
     21,862,937 issued and 18,292,251 outstanding in April                       220             219
Additional Paid-In Capital                                                    42,087          40,589
Retained Earnings                                                             78,398          72,259
Cumulative Foreign Currency Translation Adjustment                            (2,682)         (2,119)
Treasury Stock (3,703,686 and 3,570,686 shares at
     cost in August and April)                                               (41,538)        (39,512)
                                                                            --------        --------
     Total Stockholders' Equity                                               76,485          71,436
                                                                            --------        --------
                                                                            $276,517        $276,225
                                                                            ========        ========

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                      14 WEEKS        13 WEEKS
                                                       ENDED           ENDED
                                                      AUGUST 3,       JULY 29,
                                                        1996            1995
Net Sales                                             $109,747        $90,699
                                                      --------        -------

Costs and Expenses:
     Cost of Sales                                      86,462         70,241
     Selling, General and Administrative                11,175          9,099
                                                      --------        -------

Earnings from Operations                                12,110         11,359

Other Income, net                                          198            207

Interest Expense                                        (2,375)        (2,081)
                                                      --------        -------

Earnings Before Provision for Income Taxes               9,933          9,485

Provision for Income Taxes                               3,794          3,625
                                                      --------        -------

Net Earnings                                          $  6,139        $ 5,860
                                                      ========        =======

Net Earnings Per Common and Common
     Equivalent Share                                 $    .33        $   .30
                                                      ========        =======

Weighted Average Common and Common Equivalent
     Shares Outstanding                                 18,707         19,842
                                                      ========        =======

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      14 WEEKS        13 WEEKS
                                                                        ENDED           ENDED
                                                                      AUGUST 3,       JULY 29,
                                                                        1996            1995
Cash flows from operating activities:
    Net earnings                                                      $  6,139        $ 5,860
    Adjustments to reconcile net earnings to net cash flows
         provided from operations:
              Depreciation and amortization                              4,430          3,379
              Deferred income taxes                                      1,105          1,066
              Changes in operating assets and liabilities:
                   Accounts receivable                                   1,342            901
                   Inventories                                            (966)        (3,587)
                   Prepaid expenses and other current assets             1,013           (390)
                   Other assets                                           (226)        (1,476)
                   Accounts payable, accrued expenses and other
                          long term liabilities                          2,778         (1,751)
                                                                      --------        -------
Net cash flows provided from operating activities                       15,615          4,002
                                                                      --------        -------

Cash Flows from Investing Activities:
    Capital Expenditures                                                (6,950)        (9,301)
    Business Acquisitions                                               (5,000)            --
                                                                      --------        -------
Net cash flows used in investing activities                            (11,950)        (9,301)
                                                                      --------        -------

Cash Flows from Financing Activities:
    Net proceeds from (repayments of) long-term borrowings              (3,558)         5,560
    Purchase of treasury stock                                          (2,026)            --
    Issuance of common stock                                             1,499            167
                                                                      --------        -------
Net cash flows provided from (used in) financing activities             (4,085)         5,727
                                                                      --------        -------

Effect of exchange rate changes on cash and cash equivalents                18             93
                                                                      --------        -------

(Decrease) Increase in cash and cash equivalents                          (402)           521
Cash and cash equivalents at beginning of period                         4,479          4,100
                                                                      --------        -------

Cash and cash equivalents at end of period                            $  4,077        $ 4,621
                                                                      ========        =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Interest paid, net of capitalized amounts                        $  2,278        $ 2,102
                                                                      ========        =======
     Income taxes paid                                                $  2,202        $   488
                                                                      ========        =======

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and the changes in cash flows at August 3, 1996 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's April 27, 1996 Annual Report to Stockholders on Form 10-K as filed with the Securities and Exchange Commission ("1996 Form 10-K").

The Company's fiscal year ends on the Saturday closest to April 30. Fiscal 1997 will be a 53 week year to end May 3, 1997 and the first quarter is a 14 week period which ended August 3, 1996.

The results of operations for the 14 week period ended August 3, 1996 are not necessarily indicative of the results for the full year.

2.       INCOME TAXES

The effective income tax rate is based on estimates of annual amounts of taxable income and other factors. These estimates are updated periodically and any increase or decrease in the provision for income taxes is reflected in the period in which the estimate is changed.

3.       INVENTORIES

Inventories consist of the following:

                                              AUGUST 3, 1996      APRIL 27, 1996
         Raw materials and supplies              $17,057             $18,111
         Work in process                           9,397               8,248
         Finished Goods                           15,746              15,038
                                                 -------             -------
                                                 $42,200             $41,397
                                                 =======             =======

4.       OTHER ASSETS

In May 1995, the Company loaned $2.0 million to its then Vice Chairman (and now present Chairman) of the Board and President (the "Executive"). The loan is due on May 4, 2000, and bears interest payable quarterly equal to the Applicable Federal Rate as defined (6.01% at August 3, 1996), adjusted monthly. Mandatory prepayments of this loan are required if the Executive's compensation exceeds certain thresholds. In March, 1996 the Company loaned the Executive an additional $800 thousand on a short term basis bearing interest at 6.5%.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (continued)


5.       COMMITMENTS AND CONTINGENCIES

a.       Treasury Stock

In January 1993, the Company's Board of Directors authorized the purchase of up to 2.0 million shares of the Company's common stock, and in December 1995, authorized the purchase of up to an additional 2.0 million shares of the Company's common stock, from time to time in the open market, subject to the terms of the Company's new credit agreement. As of August 3, 1996, approximately
1.5 million shares are authorized for purchase under the existing Board of Directors resolutions. Since August 3, 1996 and through September 1, 1996 the Company purchased an additional 21 thousand shares of its common stock.

b.       Environmental Matters

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

c.       1995 Performance Bonus Plan

In July 1995, the Board of Directors approved the 1995 Performance Bonus Plan (the "Plan"), applicable to its then Vice Chairman (and now present Chairman) of the Board and President only. Under the Plan, for each of the five fiscal years of the Company commencing with fiscal year 1996, the Executive will be entitled to a graduated bonus (the "Performance Bonus") based upon a comparison of the Company's earnings from operations plus depreciation and amortization (the "Performance Measure") in that award year with the immediately preceding fiscal year. The size of the Performance Bonus is tied to the level of the Company's performance, as measured by the Performance Measure, with the larger bonuses available only in the case of truly superior results. The maximum Performance Bonus payable in respect of any award year under the Plan is $2.0 million. No bonus was payable pursuant to the Plan for fiscal 1996.

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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The Company's fiscal year ends on the Saturday closest to April 30. Fiscal 1997 will be a 53 week year to end May 3, 1997 and the first quarter is a 14 week period which ended August 3, 1996.

RESULTS OF OPERATIONS

Net Sales

Net sales for the quarter ended August 3, 1996 were $109.7 million compared to net sales of $90.7 million for the corresponding prior period an increase of 21.0%. The Company's new facility in Oregon effectively began production during the third quarter of fiscal 1996. Sales for the Company's Oregon facility were approximately $1.8 million for the fourth quarter of fiscal 1996, and approximately $3.3 million for the quarter ended August 3, 1996.

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

The Company believes that future sales growth will be generated through continued penetration of its existing markets, and the expanding market of CD ROM products. The Company believes that its Oregon facility will provide additional sales growth in future quarters of fiscal 1997.

Cost of Sales

Cost of sales as a percentage of sales for the quarter ended August 3, 1996 was 78.8% as compared to 77.4% for the corresponding prior period. The Company's Oregon facility had a negative impact on the Company's overall margin in the quarter ended August 3, 1996 and did not have any impact on the corresponding prior period. Cost of sales as a percentage of sales for the fourth quarter of fiscal 1996 was 79.6%. The decrease from the fourth quarter of fiscal 1996 to the first quarter of fiscal 1997 is due to the favorable trend in raw material costs, as well as increased sales of value added packaging which has stronger margins than standard product line sales.

The Company's margins were adversely affected by increases in certain raw material costs in fiscal 1996 as compared to the prior year, some of which could not be offset by increases in the selling price to the customer. Recently the Company has experienced a decline in certain raw material costs which had a favorable impact during the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997, and is expected to continue to favorably impact fiscal 1997 operations. The Company remains sensitive to price competitiveness in the markets that it serves, and in the areas that are targeted for growth and believes that the installation of state-of-the-art printing and manufacturing equipment (and related labor and production efficiencies) will enable it to continue to compete effectively.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales for the quarter ended August 3, 1996 was 10.2% as compared to 10.0% for the corresponding prior period. The increase in selling, general and administrative expenses as a percentage of sales is largely due to additional costs associated with the enhancement of the Company's customer service departments, as well as increased occupancy and operating costs associated with the Company's corporate offices, and an increase in legal costs. In addition, selling, general and administrative expenses as a percentage of sales are higher at the Company's Oregon facility as a result of its early operations, but are expected to decline as a percentage of sales as production at that facility increases.

Investment and Other Income

Investment and other income, net, for the quarter ended August 3, 1996 was primarily related to $126 thousand of investment income and approximately $95 thousand of foreign exchange gains.

Investment and other income, net for quarter ended July 29, 1995 was primarily related to investment income of $105 thousand, foreign exchange gains of $83 thousand, and gains on the disposition of fixed assets of $17 thousand.

The Company's exposure to foreign exchange transaction gains or losses relate to the Company's Canadian facilities which have U.S. dollar denominated net current assets. The Company believes that fluctuations in foreign exchange rates will not have a material impact on the operations or liquidity of the Company, based upon current and historical levels of working capital at the Canadian facilities..

Interest Expense

Interest expense for the quarter ended August 3, 1996 was $2.4 million as compared to $2.1 million for the corresponding prior period. The increase in interest costs for the quarter ended August 3, 1996 as compared to the prior period is due to increased levels of borrowings, primarily related to the Company's common stock repurchase program, as well as increases in interest rates and a reduction in the amount of capitalized interest associated with construction in progress . Interest costs capitalized for the quarter ended August 3, 1996 relating to the construction of plant and equipment (including the Company's Oregon facility) amounted to $120 thousand as compared to $262 thousand in the corresponding prior period. The reduction in capitalized interest costs is a result of the Company's Oregon facility becoming operational in fiscal 1996. The Company anticipates that the amount of interest to be capitalized in fiscal 1997 will continue to be significantly less than the amounts capitalized in the corresponding prior periods of fiscal 1996.

In October 1994, the Company assigned to a bank an interest rate swap agreement relating to $42.0 million of its debt for cash proceeds of approximately $1.3 million. The proceeds have been recorded as a

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

deferred credit which is being amortized as a reduction of interest expense (amounting to $99 thousand for the quarter ended August 3, 1996 and $146 thousand for the corresponding prior period. At August 3, 1996, $304 thousand of deferred gain remains which will be amortized: $190 thousand remaining in fiscal 1997; and $114 thousand in fiscal 1998.

The Company has used, and may continue to use, interest rate swaps and caps to manage its exposure to fluctuating interest rates under its debt agreements.

Income Taxes

The effective income tax rate for the quarter ended August 3, 1996 and the corresponding prior period was 38.2%. These rates reflect a blend of domestic and foreign taxes and are adjusted periodically based upon the estimated annual effective tax rate, which for the entire fiscal year ended April 27, 1996 was 37.9%.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at August 3, 1996 was $4.1 million as compared to $4.5 million at April 27, 1996, and working capital was $30.7 million as compared to $30.8 million as of the same dates respectively. The current ratio at August 3, 1996 and April 27, 1996 was approximately 1.5 to one. The Company's cash balances remain relatively constant as a result of the Company's cash management program whereby collection of accounts receivable are used to retire revolver obligations, and payments of accounts payable and accrued expenses are funded through the revolver obligations.

Cash flow from operating activities for the quarter ended August 3, 1996 was $11.7 million before changes in operating assets and liabilities as compared to $10.3 million for the corresponding prior period. Cash flows from operations as well as borrowings under the Company's credit facilities were used to support $12.0 million in capital investments, including the payment of $5.0 million of contingent consideration previously accrued relating to the acquisition of the Premium Group. In addition, the Company purchased approximately $2.0 million of treasury stock under the Board of Directors authorized program described below. The Company has completed the construction of its facility in Oregon. Further investment in plant and equipment, including that associated with the new facility, will be dependent upon business needs. The Company anticipates that such investments will approximate $20.0 million for all of fiscal 1997. The Company anticipates paying for these investments with funds generated from operations.

In January 1993, the Company's Board of Directors authorized the purchase of up to 2.0 million shares of the Company's common stock and in December 1995, the Board of Directors authorized the purchase of up to an additional 2.0 million shares from time to time in the open market, subject to the terms of the Company's new credit agreement. As of August 3, 1996, approximately 1.5 million shares are authorized for purchase under existing Board of Directors resolutions. The Board and management of the Company believe the long-term outlook for the Company to be promising and that the Company's common stock represents an attractive investment opportunity. The treasury stock purchases will be made from time to time as market conditions permit.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


To effectuate its Board authorization, the Company entered into a new credit facility with its lending banks increasing its line of credit by approximately $41.0 million to $185 million. The new facility consists of $120.0 million of senior term notes ($12.0 million of which has since been repaid) and $65.0 million of a long-term revolver which bear interest, at the discretion of the Company, at either the Bank's prime rate or LIBOR plus between 75 to 125 basis points depending upon certain financial ratios. The senior term notes will be repaid in various quarterly installments through May 7, 2000 at which time the revolver will mature.

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

In May 1995, the Company loaned $2.0 million to its then Vice Chairman (and now present Chairman) of the Board and President (the "Executive"). The loan is due on May 4, 2000, and bears interest payable quarterly equal to the Applicable Federal Rate as defined (6.01% at August 3, 1996), adjusted monthly. Mandatory prepayments of this loan are required if the Executive's compensation exceeds certain thresholds. In March, 1996 the Company loaned the Executive an additional $800 thousand on a short term basis bearing interest at 6.5%.

The Company expects that cash flow from operations together with the borrowing capacity under the revolving credit facility will be sufficient to meet the needs of the business. The Company has, as described above, a $65.0 million long-term revolving credit facility for its working capital requirements. Borrowings under this facility are limited to the sum of 80% of accounts receivable and 50% of inventories. At August 3, 1996, the Company had borrowings under this facility of $36.6 million and additional credit availability under this facility of $17.4 million.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

Part II

Item 1   LEGAL PROCEEDINGS

         Information concerning legal and environmental matters is incorporated by reference from Part I, Footnotes 5(b) and (c) of Notes to Consolidated Condensed Financial Statements

Item 2   CHANGES IN SECURITIES

         None

Item 3   DEFAULTS UPON SENIOR SECURITIES

         None

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5   OTHER INFORMATION

         None

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         10.103 - Sixth Amendment to Amended and Restated Credit Agreement dated as of July 2, 1996 among Shorewood Packaging Corporation, Shorewood Packaging Corporation of Canada Limited, Nationsbank, N.A. (formerly known as NationsBank of North Carolina, N.A.) and The Bank of Nova Scotia.
         10.104 - Promissory Note of Marc P. Shore dated July 13, 1996.
         10.105 - Promissory Note of Marc P. Shore dated August 22, 1996.

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

Dated:  September 16, 1996

                                EXHIBIT INDEX
                                -------------

Exhibit No.                             Description
- -----------                             -----------

  10.103 Sixth Amendment to Amended and Restated Credit Agreement dated as of July 2, 1996 among Shorewood Packaging Corporation, Shorewood Packaging Corporation of Canada Limited, Nationsbank, N.A. (formerly known as NationsBank of North Carolina, N.A.) and The Bank of Nova Scotia.

  10.104         Promissory Note of Marc P. Shore dated July 13, 1996.

  10.105         Promissory Note of Marc P. Shore dated August 22, 1996.