Form 10-Q
period 1996-11-02
SHOREWOOD PACKAGING CORP
filed 1996-12-17
CIK 800266

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 1996

                                       or

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

                             YES /X/    NO   / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

DECEMBER 1, 1996                                              18,365,385
     Date                                                  Number of Shares

                         SHOREWOOD PACKAGING CORPORATION
                                AND SUBSIDIARIES



INDEX                                                                   PAGE

Part I:  Financial Statements

Consolidated Condensed Balance Sheets
         November 2, 1996 (Unaudited) and
         April 27, 1996 (Audited)                                         3

Consolidated Condensed Statements of Earnings
         13 weeks ended November 2, 1996 (Unaudited) and
         13 weeks ended October 28, 1995 (Unaudited)                      4

Consolidated Condensed Statements of Earnings
         27 weeks ended November 2, 1996 (Unaudited) and
         26 weeks ended October 28, 1995 (Unaudited)                      5

Consolidated Condensed Statements of Cash Flows
         27 weeks ended November 2, 1996 (Unaudited) and
         26 weeks ended October 28, 1995 (Unaudited)                      6

Notes to Consolidated Condensed Financial Statements                    7 - 9

Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           10 - 14

Part II: Other Information                                             15 - 17




Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by their inclusion of phrases such as "the Company anticipates," "the Company believes" and other phrases of similar meaning. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: general economic and business conditions; competition; political changes in international markets; raw material and other operating costs; costs of capital equipment; changes in foreign currency exchange rates; changes in business strategy or expansion plans; the results of continuing environmental compliance testing and monitoring; quality of management; availability, terms, and development of capital; fluctuating interest rates; and other factors referenced in this Form 10-Q.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                           NOVEMBER 2,       APRIL 27,
                                                                              1996             1996
ASSETS                                                                     (UNAUDITED)       (AUDITED)
Current Assets:
     Cash and Cash Equivalents                                              $   7,272        $   4,479
     Accounts Receivable, net                                                  46,987           44,306
     Inventories                                                               39,917           41,397
     Deferred Tax Assets                                                          854              854
     Prepaid Expenses and Other Current Assets                                  4,874            4,882
                                                                            ---------        ---------
          Total Current Assets                                                 99,904           95,918
Property, Plant and Equipment, net                                            156,336          153,079
Excess of Cost Over the Fair Value of Net Assets Acquired, net                 19,871           20,208
Other Assets                                                                    8,197            6,709
                                                                            ---------        ---------
                                                                            $ 284,308        $ 275,914
                                                                            =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable                                                       $  28,821        $  24,071
     Accrued Expenses                                                          12,120           17,058
     Current Maturities of Long-Term Debt                                      25,250           24,000
                                                                            ---------        ---------
          Total Current Liabilities                                            66,191           65,129
Long-Term Debt                                                                112,205          122,588
Deferred Credit and Other Long-Term Liabilities                                 2,161            1,641
Deferred Income Taxes                                                          17,573           15,120
                                                                            ---------        ---------

     Total Liabilities                                                        198,130          204,478
                                                                            ---------        ---------

Commitments and Contingencies

Fair Value of Warrants, net of deferred fair value of warrants ($855)            --               --

Stockholders' Equity:
Series A Preferred Stock, $10 par value; 50,000 shares
     authorized, none issued                                                     --               --
Preferred Stock, $10 par value; 5,000,000 shares authorized
     none issued                                                                 --               --
Common Stock, $.01 par value; 40,000,000 shares authorized
     22,142,571 issued and 18,373,385 outstanding in November and
     21,862,937 issued and 18,292,251 outstanding in April                        221              219
Additional Paid-In Capital                                                     44,374           40,589
Retained Earnings                                                              85,492           72,259
Cumulative Foreign Currency Translation Adjustment                             (1,309)          (2,119)
Treasury Stock (3,769,186 and 3,570,686 shares at
     cost in November and April)                                              (42,600)         (39,512)
                                                                            ---------        ---------
     Total Stockholders' Equity                                                86,178           71,436
                                                                            ---------        ---------
                                                                            $ 284,308        $ 275,914
                                                                            =========        =========

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    13 WEEKS         13 WEEKS
                                                      ENDED            ENDED
                                                   NOVEMBER 2,      OCTOBER 28,
                                                      1996             1995

Net Sales                                           $ 117,017        $ 105,120
                                                    ---------        ---------

Costs and Expenses:
     Cost of Sales                                     91,220           81,629
     Selling, General and Administrative               11,790           11,458
                                                    ---------        ---------

Earnings from Operations                               14,007           12,033

Other Income, net                                        (194)             239

Interest Expense                                       (2,335)          (2,102)
                                                    ---------        ---------

Earnings Before Provision for Income Taxes             11,478           10,170

Provision for Income Taxes                              4,384            3,888
                                                    ---------        ---------

Net Earnings                                        $   7,094        $   6,282
                                                    =========        =========

Net Earnings Per Common and Common
     Equivalent Share                               $     .38        $     .32
                                                    =========        =========

Weighted Average Common and Common Equivalent
     Shares Outstanding                                18,677           19,899
                                                    =========        =========

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                     27 WEEKS         26 WEEKS
                                                      ENDED            ENDED
                                                    NOVEMBER 2,      OCTOBER 28,
                                                       1996            1995

Net Sales                                           $ 226,764        $ 195,819
                                                    ---------        ---------

Costs and Expenses:
     Cost of Sales                                    177,024          151,314
     Selling, General and Administrative               23,653           21,135
                                                    ---------        ---------

Earnings from Operations                               26,087           23,370

Other Income, net                                          34              469

Interest Expense                                       (4,710)          (4,184)
                                                    ---------        ---------

Earnings Before Provision for Income Taxes             21,411           19,655

Provision for Income Taxes                              8,178            7,512
                                                    ---------        ---------

Net Earnings                                        $  13,233        $  12,143
                                                    =========        =========

Net Earnings Per Common and Common
     Equivalent Share                               $     .71        $     .61
                                                    =========        =========

Weighted Average Common and Common Equivalent
     Shares Outstanding                                18,692           19,871
                                                    =========        =========

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      27 WEEKS         26 WEEKS
                                                                        ENDED           ENDED
                                                                      NOVEMBER 2,     OCTOBER 28,
                                                                        1996            1995
Cash flows from operating activities:
    Net earnings                                                      $ 13,233        $ 12,143
    Adjustments to reconcile net earnings to net cash flows
         provided from operations:
              Depreciation and amortization                              8,712           6,863
              Deferred income taxes                                      2,396           1,718
              Changes in operating assets and liabilities:
                   Accounts receivable                                  (2,438)         (5,035)
                   Inventories                                           1,674             180
                   Prepaid expenses and other current assets                22             767
                   Other assets                                           (616)         (1,532)
                   Accounts payable, accrued expenses and other
                          long term liabilities                          5,048          (3,310)
                                                                      --------        --------
Net cash flows provided from operating activities                       28,031          11,794
                                                                      --------        --------

Cash Flows from Investing Activities:
    Capital Expenditures                                               (10,634)        (28,686)
    Business Acquisitions                                               (5,000)           --
                                                                      --------        --------
Net cash flows used in investing activities                            (15,634)        (28,686)
                                                                      --------        --------

Cash Flows from Financing Activities:
    Net (repayments of) proceeds from long-term borrowings              (9,143)         18,256
    Purchase of treasury stock                                          (3,088)           --
    Issuance of common stock                                             2,537             559
                                                                      --------        --------
Net cash flows (used in) provided from financing activities             (9,694)         18,815
                                                                      --------        --------

Effect of exchange rate changes on cash and cash equivalents                90             181
                                                                      --------        --------

Increase in cash and cash equivalents                                    2,793           2,104
Cash and cash equivalents at beginning of period                         4,479           4,100
                                                                      --------        --------

Cash and cash equivalents at end of period                            $  7,272        $  6,204
                                                                      ========        ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Interest paid, net of capitalized amounts                        $  5,070        $  4,414
                                                                      ========        ========
     Income taxes paid                                                $  3,803        $  3,161
                                                                      ========        ========

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and the changes in cash flows at November 2, 1996 and for all periods presented.

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

The Company's fiscal year ends on the Saturday closest to April 30. Fiscal 1997 will be a 53 week year to end May 3, 1997 and the first quarter was a 14 week period which ended August 3, 1996.

The results of operations for the 13 week period and 27 week period ended November 2, 1996 are not necessarily indicative of the results for the full year.

Amounts presented for prior periods have been reclassified in order to conform to the current period's classification. Specifically, shipping and delivery expenses of approximately $693 thousand, $1,249 thousand, and $658 thousand for the 13 and 26 weeks ended October 28, 1995, and the 14 weeks ended August 3, 1996, respectively, were reclassified from cost of goods sold to selling, general and administrative expenses.

2.       NEW ACCOUNTING PRONOUNCEMENT

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which is effective for the Company beginning April 28, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees in notes to annual financial statements and encourages (but does not require) compensation cost to be measured on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board ("APB") Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share (under the provisions of SFAS No. 123) in its annual financial statements.

3.       INCOME TAXES

The effective income tax rate is based on estimates of annual amounts of taxable income and other factors. These estimates are updated periodically and any increase or decrease in the provision for income taxes is reflected in the period in which the estimate is changed.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)

4.       INVENTORIES

Inventories consist of the following:

                                               NOVEMBER 2, 1996         APRIL 27, 1996

         Raw materials and supplies                 $18,194                 $18,111
         Work in process                              7,441                   8,248
         Finished Goods                              14,282                  15,038
                                                    -------                 -------
                                                    $39,917                 $41,397
                                                    =======                 =======

5.       OTHER ASSETS

In May 1995, the Company loaned $2.0 million to its then Vice Chairman (now Chairman) of the Board and President (the "Executive"). The loan is due on May 4, 2000, and bears interest payable quarterly equal to the Applicable Federal Rate as defined (5.83% at November 2, 1996), adjusted monthly. Mandatory prepayments of this loan are required if the Executive's compensation exceeds certain thresholds. In March, 1996 the Company loaned the Executive an additional $800 thousand on a short term basis bearing interest at 6.5%.

6.       COMMITMENTS AND CONTINGENCIES

a.       Treasury Stock

In January 1993, the Company's Board of Directors authorized the purchase of up to 2.0 million shares of the Company's common stock, and in December 1995, authorized the purchase of up to an additional 2.0 million shares of the Company's common stock, from time to time in the open market, subject to the terms of the Company's current credit agreement. As of November 2, 1996, approximately 1.5 million shares are authorized for purchase under the existing Board of Directors resolutions. Since November 2, 1996 and through December 1, 1996 the Company purchased an additional 8 thousand shares of its common stock.

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

c.       1995 Performance Bonus Plan

In July 1995, the Board of Directors approved the 1995 Performance Bonus Plan (the "Plan"), applicable to its then Vice Chairman (now the Chairman) of the Board and President only. Under the Plan, for each of the five fiscal years of the Company commencing with fiscal year 1996, the Executive will be entitled to a graduated bonus (the "Performance Bonus") based upon a comparison of the Company's earnings from operations plus depreciation and amortization (the "Performance Measure") in that award year with the immediately preceding fiscal year. The size of the Performance Bonus is tied to the level of the Company's performance, as measured by the Performance Measure, with the larger bonuses available only in the case of truly superior results. The maximum Performance Bonus payable in respect of any award year under the Plan is $2.0 million. No bonus was payable pursuant to the Plan for fiscal 1996.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)

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

7.       COMMON STOCK PURCHASE WARRANTS

Effective August 1, 1996, the Company finalized a new five year supply agreement pursuant to which a customer will receive a cash volume discount based upon certain minimum levels of purchases from the Company during the term of the agreement. In connection with the new agreement, the Company has issued to the customer warrants to purchase 200,000 shares of its common stock at an exercise price of $15.00 per share. The warrants are exerciseable immediately and expire concurrently with the supply agreement. The Company has recorded the fair value of this warrant in other assets and is amortizing this amount on a straight line basis over the term of the supply agreement.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The Company's fiscal year ends on the Saturday closest to April 30. Fiscal 1997 will be a 53 week year to end May 3, 1997. The first quarter was a 14 week period which ended August 3, 1996. The discussion below reflects reclassifications made to cost of goods sold and selling, general and administrative expenses of prior periods in order to conform to the current period classification. Specifically, shipping and delivery expenses of approximately $693 thousand, $1,249 thousand, and $658 thousand for the 13 and 26 weeks ended October 28, 1995, and the 14 weeks ended August 3, 1996, respectively, were reclassified from cost of goods sold to selling, general and administrative expenses.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three and six months ended November 2, 1996 were $117.0 million and $226.8 million compared to net sales of $105.1 million and $195.8 million, respectively, for the corresponding prior periods, an increase of 11.3%, and 15.8%, respectively. The Company's new facility in Oregon effectively began production during the third quarter of fiscal 1996. Sales for the Company's Oregon facility were approximately $1.8 million for the fourth quarter of fiscal 1996, and approximately $4.6 million and $7.9 million for the three and six months ended November 2, 1996, respectively.

In addition to accelerating sales growth in Oregon, the Company continues to penetrate its existing markets by expanding product lines within existing customer bases, and adding new customers. In fiscal 1996 the Company entered into certain contracts with existing customers whereby the customer has agreed to provide the Company with minimum levels of sales, normally for a five year period. In addition to these agreements, the Company's tobacco business continues to expand. A large portion of the packaging produced by the Company for the tobacco industry is sold to North American tobacco companies for ultimate sale in the export market. Sales to the Company's computer and CD ROM customers are also experiencing favorable growth trends.

The Company believes that future sales growth will be generated through continued penetration of its existing markets, and the expanding market of CD ROM products. The Company believes that its Oregon facility will provide additional sales growth in future quarters of fiscal 1997.

Cost of Sales

Cost of sales as a percentage of sales for the three and six months ended November 2, 1996 were 78.0% and 78.1% as compared to 77.7% and 77.3%, respectively, for the corresponding prior periods. The Company's Oregon facility had a negative impact on the Company's overall margin in the quarter ended August 3, 1996 and contributed favorably to the Company's overall margin in the quarter ended November 2, 1996. The Oregon facility did not have any impact on the corresponding prior periods. Cost of sales as a percentage of sales for the fourth quarter of fiscal 1996 was 79.0%. The continuing favorable trend in cost of sales as a percentage of sales from the fourth quarter of fiscal 1996 to the end of the second quarter of fiscal 1997 is due to the favorable trend in raw material costs, increased sales of value added packaging which has stronger margins than standard product line sales, the favorable impact of the Company's corporate wide purchasing program and the previously mentioned Oregon operations.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

The Company's margins were adversely affected by increases in certain raw material costs in fiscal 1996 as compared to the prior year, some of which could not be offset by increases in the selling price to the customer. Recently the Company has experienced a decline in certain raw material costs which had a favorable impact during the fourth quarter of fiscal 1996 as well as the first and second quarters of fiscal 1997, and is expected to continue to favorably impact fiscal 1997 operations when compared to fiscal 1996 operations. The Company remains sensitive to price competitiveness in the markets that it serves, and in the areas that are targeted for growth and believes that the installation of state-of-the-art printing and manufacturing equipment (and related labor and production efficiencies), and the expansion of its corporate wide purchasing program will enable it to continue to compete effectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales for the three and six months ended November 2, 1996 were 10.1% and 10.4% as compared to 10.9% and 10.8%, respectively, for the corresponding prior periods. The decrease in selling, general and administrative expenses as a percentage of sales is largely due to increased sales while certain selling, general and administrative costs have remained fixed. This decrease is offset somewhat by additional costs associated with the enhancement of the Company's customer service departments, as well as increased occupancy and operating costs associated with the Company's corporate offices, and an increase in legal and other professional fees. In addition, selling, general and administrative expenses as a percentage of sales are higher at the Company's Oregon facility as a result of its early operations, however, these costs are expected to decline as a percentage of sales as production at that facility continues to increase.

Investment and Other Income

Investment and other income (loss), net, for the three and six months ended November 2, 1996 were $(194) thousand and $34 thousand, respectively. The net loss for the three month period was primarily due to net foreign exchange losses of approximately $364 thousand, offset by interest and investment income of $148 thousand. The net income for the six month period includes net foreign exchange losses of approximately $269 thousand, offset by interest and investment income of approximately $281 thousand.

Investment and other income, net for three and six months ended October 28, 1995 was $239 thousand and $469 thousand, respectively. The net income for the three month period was primarily due to gains on the sale of equipment of $193 thousand and investment income of $121 thousand. These gains were offset by a loss on foreign exchange of $75 thousand. The net income for the six month period was primarily due to gains on the sale of equipment of $210 thousand and investment income of $251 thousand. Foreign exchange gains did not have an impact on the six month period.

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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Interest Expense

Interest expense for the three and six months ended November 2, 1996 were $2.3 million and $4.7 million as compared to $2.1 million and $4.2 million, respectively, for the corresponding prior periods. The increase in interest costs for the three and six months ended November 2, 1996 as compared to the prior period is due to increased levels of borrowings, primarily related to the Company's common stock repurchase program, lower swap amortization discussed below, and a reduction in the amount of capitalized interest associated with construction in progress. Interest costs capitalized for the three and six months ended November 2, 1996 relating to the construction of plant and equipment amounted to $96 thousand and $216 thousand as compared to $292 thousand and $554 thousand, respectively, in the corresponding prior periods. The reduction in capitalized interest costs is a result of the Company's Oregon facility becoming operational in fiscal 1996. The Company anticipates that the amount of interest to be capitalized in fiscal 1997 will continue to be significantly less than the amounts capitalized in the corresponding prior periods of fiscal 1996.

In October 1994, the Company assigned to a bank an interest rate swap agreement relating to $42.0 million of its debt for cash proceeds of approximately $1.3 million. The proceeds have been recorded as a deferred credit which is being amortized as a reduction of interest expense (amounting to $83 thousand and $179 thousand, respectively, for the three and six months ended November 2, 1996 and $134 thousand and $280 thousand, respectively, for the corresponding prior periods). At November 2, 1996, $220 thousand of deferred gain remains which will be amortized: $129 thousand remaining in fiscal 1997; and $91 thousand in fiscal 1998.

The Company has used, and may continue to use, interest rate swaps and caps to manage its exposure to fluctuating interest rates under its debt agreements.

Income Taxes

The effective income tax rate for the three and six months ended November 2, 1996 and the corresponding prior period was 38.2%. These rates reflect a blend of domestic and foreign taxes and are adjusted periodically based upon the estimated annual effective tax rate, which for the entire fiscal year ended April 27, 1996 was 37.9%.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at November 2, 1996 was $7.3 million as compared to $4.5 million at April 27, 1996, and working capital was $33.7 million as compared to $30.8 million as of the same dates respectively. The current ratio at November 2, 1996 and April 27, 1996 was approximately 1.5 to one. The Company's cash balances normally remain relatively constant as a result of the Company's cash management program whereby collection of accounts receivable are used to retire revolver obligations, and payments of accounts payable and accrued expenses are funded through the revolver obligations.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Cash flow from operating activities for the six months ended November 2, 1996 was $24.3 million before changes in operating assets and liabilities as compared to $20.7 million for the corresponding prior period, whereas net cash flows provided from operating activities was $28.0 million as compared to $11.8 million for the same periods. The net increase in net cash flows from operating activities was favorably impacted due to reduced investments in accounts receivable and increases in the Company's accounts payable balances when compared to the corresponding prior period. Cash flows from operations as well as borrowings under the Company's credit facilities were used to support $15.6 million in capital investments, including the payment of $5.0 million of contingent consideration previously accrued relating to the acquisition of the Premium Group. In addition, the Company purchased approximately $3.1 million of treasury stock under the Board of Directors authorized program described below. The Company has completed the construction of its facility in Oregon. Further investment in plant and equipment, including that associated with the new facility, will be dependent upon business needs. The Company anticipates that such investments will approximate $20.0 million for all of fiscal 1997. The Company anticipates paying for these investments with funds generated from operations.

In January 1993, the Company's Board of Directors authorized the purchase of up to 2.0 million shares of the Company's common stock and in December 1995, the Board of Directors authorized the purchase of up to an additional 2.0 million shares from time to time in the open market, subject to the terms of the Company's current credit agreement. As of November 2, 1996, approximately 1.5 million shares are authorized for purchase under existing Board of Directors resolutions. The Board and management of the Company believe the long-term outlook for the Company to be promising and that the Company's common stock represents an attractive investment opportunity. The treasury stock purchases will be made from time to time as market conditions permit.

To effectuate its Board authorization, the Company entered into a credit facility with its lending banks increasing its line of credit by approximately $41.0 million to $185 million. The new facility consists of $120.0 million of senior term notes ($18.0 million of which has since been repaid) and $65.0 million of a long-term revolver which bear interest, at the discretion of the Company, at either the Bank's prime rate or LIBOR plus between 75 to 125 basis points depending upon certain financial ratios. The senior term notes will be repaid in various quarterly installments through May 7, 2000 at which time the revolver will mature.

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

In May 1995, the Company loaned $2.0 million to its then Vice Chairman (now Chairman) of the Board and President (the "Executive"). The loan is due on May 4, 2000, and bears interest payable quarterly equal to the Applicable Federal Rate as defined (5.83% at November 2, 1996), adjusted monthly. Mandatory prepayments of this loan are required if the Executive's compensation exceeds certain thresholds. In March, 1996 the Company loaned the Executive an additional $800 thousand on a short term basis bearing interest at 6.5%.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


The Company expects that cash flow from operations together with the borrowing capacity under the revolving credit facility will be sufficient to meet the current needs of the business. The Company is considering expansion into the Peoples Republic of China. If the Company commits to such expansion, it may require additional financing. The Company has, as described above, a $65.0 million long-term revolving credit facility for its working capital requirements. Borrowings under this facility are limited to the sum of 80% of accounts receivable and 50% of inventories. At November 2, 1996, the Company had borrowings under this facility of $35.5 million and additional credit availability under this facility of $16.9 million.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

Part II

Item 1   LEGAL PROCEEDINGS

         Information concerning legal and environmental matters is incorporated by reference from Part I, Footnotes 6(b) and (c) of Notes to Consolidated Condensed Financial Statements

Item 2   CHANGES IN SECURITIES

         None

Item 3   DEFAULTS UPON SENIOR SECURITIES

         None

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of Stockholders was held on October 30, 1996 (the "Meeting"). At the Meeting, the Company's stockholders voted upon the following matters: (I) The election of two directors comprising the Class I Directors; (ii) the ratification of the stock option grant to Jefferson Capital Group, Ltd.; (iii) the ratification of proposals to amend the Company's 1993 Incentive Program; and (iv) the ratification of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending May 3, 1997.

         The Holders of the Company's common stock voted as a single class on all matters submitted for a vote at the Meeting. The number of votes cast for, against or withheld, as well as the number of abstentions, as to each such matter is set forth below:

         ELECTION OF DIRECTORS

                     --------------------------------------------------------
                             NAME                 FOR            WITHHELD
                     --------------------------------------------------------
                     Melvin L. Braun               16,469,015        685,713
                     --------------------------------------------------------
                     Floyd S. Glinert              16,417,815        736,913
                     --------------------------------------------------------

         RATIFICATION OF STOCK OPTION GRANT TO JEFFERSON CAPITAL GROUP, LTD.

                     --------------------------------------------------------
                             FOR                AGAINST           ABSTAIN
                     --------------------------------------------------------
                         11,529,683            3,839,681          204,777
                     --------------------------------------------------------

         RATIFICATION OF PROPOSALS TO AMEND THE COMPANY'S 1993 INCENTIVE PROGRAM

                     --------------------------------------------------------
                             FOR                AGAINST           ABSTAIN
                     --------------------------------------------------------
                          10,692,765           4,647,258           203,411
                     --------------------------------------------------------

         RATIFICATION OF APPOINTMENT OF DELOITTE & TOUCHE LLP

                     --------------------------------------------------------
                            FOR               AGAINST            ABSTAIN
                     --------------------------------------------------------
                         17,124,050            4,790              25,888
                     --------------------------------------------------------

         The Inspectors of Election for the Meeting recorded broker non-votes to proposals 2 and 3 in the amount of 1,580,587 and 1,611,294, respectively at the Meeting.


Item 5   OTHER INFORMATION

         None

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         10.106 - Promissory Note of Marc P. Shore.

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

Dated:  December 16, 1996