Form 10-Q/A
period 1996-11-02
SHOREWOOD PACKAGING CORP
filed 1997-01-10
CIK 800266

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-Q/A


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 1996




[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 YES [X] NO [ ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

JANUARY 10, 1997                                      18,353,885
      Date                                         Number of Shares

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES


Part II


Item 6  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

      10.107 - Stock Warrant Agreement dated as of August 1, 1996*














--------
* Portions of this document have been omitted from the filed text pursuant to an Application for Confidential Treatment which was filed with the Securities Exchange Commission.

                                   SIGNATURES


Pursuant to the regulations of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.










                                          SHOREWOOD PACKAGING CORPORATION
                                                  (Registrant)



                                          By: /s/ Howard M. Liebman
                                             -----------------------------------
                                                Howard M. Liebman
                                                Executive Vice President and
                                                Chief Financial Officer



Dated: January 10, 1997

                                  EXHIBIT INDEX


 Item                              Description                              Page
--------------------------------------------------------------------------------
10.107          Stock Warrant Agreement dated as of August 1, 1996*           5












--------
* Portions of this document have been omitted from the filed text pursuant to an Application for Confidential Treatment which was filed with the Securities Exchange Commission.