Form 10-Q
period 1997-02-01
SHOREWOOD PACKAGING CORP
filed 1997-03-18
CIK 800266

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 1, 1997

                                                        or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to
_______________________.

Commission file number:    0-15077

                         SHOREWOOD PACKAGING CORPORATION
             (Exact name of registrant as specified in its Charter)

                  DELAWARE                                  11-2742734
         (State or other jurisdiction of         (I.R.S. Employer Identification
         incorporation or organization)                       Number)

                                 277 PARK AVENUE
                          NEW YORK, NEW YORK 10172-0124
                    (Address of principal executive offices)

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

                   YES     |X|               NO       | |

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  MARCH 1, 1997                                 18,200,385
       Date                                  Number of Shares

                         SHOREWOOD PACKAGING CORPORATION
                                AND SUBSIDIARIES



INDEX                                                                            PAGE

Part I:  Financial Statements

Consolidated Condensed Balance Sheets
         February 1, 1997 (Unaudited) and
         April 27, 1996 (Audited)                                                  3

Consolidated Condensed Statements of Earnings
         13 weeks ended February 1, 1997 (Unaudited) and
         13 weeks ended January 27, 1996 (Unaudited)                               4

Consolidated Condensed Statements of Earnings
         40 weeks ended February 1, 1997 (Unaudited) and
         39 weeks ended January 27, 1996 (Unaudited)                               5

Consolidated Condensed Statements of Cash Flows
         40 weeks ended February 1, 1997 (Unaudited) and
         39 weeks ended January 27, 1996 (Unaudited)                               6

Notes to Consolidated Condensed Financial Statements                           7 - 9

Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 10 - 14

Part II: Other Information                                                   15 - 16


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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            FEBRUARY 1,      APRIL 27,
                                                                               1997            1996
ASSETS                                                                      (UNAUDITED)      (AUDITED)
Current Assets:
     Cash and Cash Equivalents                                              $   4,090        $   4,479
     Accounts Receivable, net                                                  40,305           44,306
     Inventories                                                               41,215           41,397
     Deferred Tax Assets                                                          854              854
     Prepaid Expenses and Other Current Assets                                  4,736            4,882
                                                                            ---------        ---------
          Total Current Assets                                                 91,200           95,918
Property, Plant and Equipment, net                                            160,298          153,079
Excess of Cost Over the Fair Value of Net Assets Acquired, net                 19,673           20,208
Other Assets                                                                    8,677            6,709
                                                                            ---------        ---------
                                                                            $ 279,848        $ 275,914
                                                                            =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable                                                       $  27,279        $  24,071
     Accrued Expenses                                                          11,017           17,058
     Current Maturities of Long-Term Debt                                      26,500           24,000
                                                                            ---------        ---------
          Total Current Liabilities                                            64,796           65,129
Long-Term Debt                                                                104,593          122,588
Deferred Credit and Other Long-Term Liabilities                                 2,100            1,641
Deferred Income Taxes                                                          18,558           15,120
                                                                            ---------        ---------

     Total Liabilities                                                        190,047          204,478
                                                                            ---------        ---------

Commitments and Contingencies

Fair Value of Warrants, net of deferred fair value of warrants ($855)              --               --

Stockholders' Equity:
Series A Preferred Stock, $10 par value; 50,000 shares
     authorized, none issued                                                       --               --
Preferred Stock, $10 par value; 5,000,000 shares authorized
     none issued                                                                   --               --
Common Stock, $.01 par value; 40,000,000 shares authorized
     22,149,571 issued and 18,348,385 outstanding in February and
     21,862,937 issued and 18,292,251 outstanding in April                        221              219
Additional Paid-In Capital                                                     44,128           40,589
Retained Earnings                                                              90,357           72,259
Cumulative Foreign Currency Translation Adjustment                             (1,436)          (2,119)
Treasury Stock (3,801,186 and 3,570,686 shares at
     cost in February and April)                                              (43,469)         (39,512)
                                                                            ---------        ---------
     Total Stockholders' Equity                                                89,801           71,436
                                                                            ---------        ---------
                                                                            $ 279,848        $ 275,914
                                                                            =========        =========

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                       13 WEEKS        13 WEEKS
                                                                         ENDED           ENDED
                                                                       FEBRUARY 1,     JANUARY 27,
                                                                          1997            1996

Net Sales                                                               $ 99,351        $ 93,107
                                                                        --------        --------

Costs and Expenses:
     Cost of Sales                                                        78,295          74,791
     Selling, General and Administrative                                  11,399          10,605
                                                                        --------        --------

Earnings from Operations                                                   9,657           7,711

Other Income, net                                                            350             327

Interest Expense                                                          (2,135)         (1,995)
                                                                        --------        --------

Earnings Before Provision for Income Taxes and Extraordinary Item          7,872           6,043

Provision for Income Taxes                                                 3,007           2,253
                                                                        --------        --------

Earnings Before Extraordinary Item                                         4,865           3,790

Extraordinary Item, net of Income Tax Benefit of $837                         --          (1,365)
                                                                        --------        --------

Net Earnings                                                            $  4,865        $  2,425
                                                                        ========        ========


Earnings Per Common and Common
     Equivalent Share Before Extraordinary Item
                                                                        $    .26        $    .20

Extraordinary Item, net of Income Tax Benefit                                 --            (.07)
                                                                        --------        --------

Net Earnings Per Common and Common
     Equivalent Share                                                   $    .26        $    .13
                                                                        ========        ========


Weighted Average Common and Common Equivalent
     Shares Outstanding                                                   18,821          19,342
                                                                        ========        ========

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                        40 WEEKS         39 WEEKS
                                                                          ENDED           ENDED
                                                                        FEBRUARY 1,     JANUARY 27,
                                                                           1997             1996

Net Sales                                                               $ 326,115        $ 288,927
                                                                        ---------        ---------

Costs and Expenses:
     Cost of Sales                                                        255,319          226,105
     Selling, General and Administrative                                   35,052           31,741
                                                                        ---------        ---------

Earnings from Operations                                                   35,744           31,081

Other Income, net                                                             384              796

Interest Expense                                                           (6,845)          (6,179)
                                                                        ---------        ---------

Earnings Before Provision for Income Taxes and Extraordinary Item          29,283           25,698

Provision for Income Taxes                                                 11,185            9,765
                                                                        ---------        ---------

Earnings Before Extraordinary Item                                         18,098           15,933

Extraordinary Item, net of Income Tax Benefit of $837                          --           (1,365)
                                                                        ---------        ---------

Net Earnings                                                            $  18,098        $  14,568
                                                                        =========        =========


Earnings Per Common and Common
     Equivalent Share Before Extraordinary Item
                                                                        $     .97        $     .81

Extraordinary Item, net of Income Tax Benefit                                  --             (.07)
                                                                        ---------        ---------

Net Earnings Per Common and Common
     Equivalent Share                                                   $     .97        $     .74
                                                                        =========        =========

Weighted Average Common and Common Equivalent
     Shares Outstanding                                                    18,735           19,694
                                                                        =========        =========

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      40 WEEKS        39 WEEKS
                                                                        ENDED           ENDED
                                                                      FEBRUARY 1,    JANUARY 27,
                                                                         1997            1996
Cash flows from operating activities:
    Net earnings                                                      $ 18,098        $ 14,568
    Adjustments to reconcile net earnings to net cash flows
         provided from operations:
              Depreciation and amortization                             13,061          10,358
              Deferred income taxes                                      3,388           2,991
              Changes in operating assets and liabilities:
                   Accounts receivable                                   4,211           7,281
                   Inventories                                             358           2,073
                   Prepaid expenses and other current assets               166          (1,898)
                   Other assets                                         (1,715)         (1,170)
                   Accounts payable, accrued expenses and other
                          long term liabilities                          2,506         (12,848)
                                                                      --------        --------
Net cash flows provided from operating activities                       40,073          21,355
                                                                      --------        --------

Cash Flows from Investing Activities:
    Capital Expenditures                                               (18,682)        (36,175)
    Business Acquisitions                                               (5,000)             --
                                                                      --------        --------
Net cash flows used in investing activities                            (23,682)        (36,175)
                                                                      --------        --------

Cash Flows from Financing Activities:
    Net (repayments of) proceeds from long-term borrowings             (15,460)         26,140
    Purchase of treasury stock                                          (3,957)        (13,590)
    Issuance of common stock                                             2,641             594
                                                                      --------        --------
Net cash flows (used in) provided from financing activities            (16,776)         13,144
                                                                      --------        --------

Effect of exchange rate changes on cash and cash equivalents                (4)             84
                                                                      --------        --------

Increase in cash and cash equivalents                                     (389)         (1,592)
Cash and cash equivalents at beginning of period                         4,479           4,100
                                                                      --------        --------

Cash and cash equivalents at end of period                            $  4,090        $  2,508
                                                                      ========        ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Interest paid, net of capitalized amounts                        $  7,375        $  6,453
                                                                      ========        ========
     Income taxes paid                                                $  5,872        $  6,746
                                                                      ========        ========

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and the changes in cash flows at February 1, 1997 and for all periods presented.

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

The results of operations for the 13 week period and 40 week period ended February 1, 1997 are not necessarily indicative of the results for the full year.

Amounts presented for prior periods have been reclassified in order to conform to the current period's classification. Specifically, shipping and delivery expenses of approximately $543 thousand, $1,792 thousand, and $658 thousand for the 13 and 39 weeks ended January 27, 1996, and the 14 weeks ended August 3, 1996, respectively, were reclassified from cost of goods sold to selling, general and administrative expenses.

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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)

4.       INVENTORIES

Inventories consist of the following:

                                                                     FEBRUARY 1, 1997     APRIL 27, 1996

         Raw materials and supplies                                      $18,146            $18,111
         Work in process                                                   7,267              8,248
         Finished Goods                                                   15,802             15,038
                                                                        --------            -------
                                                                         $41,215            $41,397
                                                                         =======            =======

5.       OTHER ASSETS

In May 1995, the Company loaned $2.0 million to its then Vice Chairman (now Chairman) of the Board and President (the "Executive"). The loan is due on May 4, 2000, and bears interest payable quarterly equal to the Applicable Federal Rate as defined (5.69% at February 1, 1997), adjusted monthly. Mandatory prepayments of this loan are required if the Executive's compensation exceeds certain thresholds. In March, 1996 the Company loaned the Executive an additional $800 thousand which was repaid in December 1996.

6.       COMMITMENTS AND CONTINGENCIES

a.       Treasury Stock

In January 1993, the Company's Board of Directors authorized the purchase of up to 2.0 million shares of the Company's common stock, and in December 1995, authorized the purchase of up to an additional 2.0 million shares of the Company's common stock, from time to time in the open market, subject to the terms of the Company's current credit agreement. As of February 1, 1997, approximately 1.4 million shares are authorized for purchase under the existing Board of Directors resolutions. Since February 1, 1997 and through March 1, 1997 the Company purchased an additional 150 thousand shares of its common stock.

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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)

A shareholder of the Company has brought a suit in the United States District court, Southern District of New York, seeking to enjoin payment of Performance Bonuses under the 1995 Performance Bonus Plan described above. During the third quarter of fiscal 1997, this case was dismissed with all parties exchanging releases. The Company neither modified, amended or revoked the Plan in response to the suit, nor paid damages of any kind to the plaintiff.

7.       EXTRAORDINARY ITEM

In connection with establishment of the credit facility in December 1995, the Company recorded, in the third quarter of fiscal 1996, an extraordinary charge representing the write-off of previously deferred finance costs incurred in connection with the prior facility of approximately $1.4 million (net of tax benefit of $.8 million).

8.       COMMON STOCK PURCHASE WARRANTS

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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The Company's fiscal year ends on the Saturday closest to April 30. Fiscal 1997 will be a 53 week year to end May 3, 1997. The first quarter was a 14 week period which ended August 3, 1996. The discussion below reflects reclassifications made to cost of goods sold and selling, general and administrative expenses of prior periods in order to conform to the current period classification. Specifically, shipping and delivery expenses of approximately $543 thousand, $1,792 thousand, and $658 thousand for the 13 and 39 weeks ended January 27, 1996, and the 14 weeks ended August 3, 1996, respectively, were reclassified from cost of goods sold to selling, general and administrative expenses.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three and nine months ended February 1, 1997 were $99.4 million and $326.1 million compared to net sales of $93.1 million and $288.9 million, respectively, for the corresponding prior periods, an increase of 6.7%, and 12.9%, respectively. The Company's new facility in Oregon effectively began production during the third quarter of fiscal 1996. Sales for the Company's Oregon facility were approximately $1.8 million for the fourth quarter of fiscal 1996, and approximately $4.3 million and $12.1 million for the three and nine months ended February 1, 1997, respectively.

In addition to accelerating sales growth in Oregon, the Company continues to penetrate its existing markets by expanding product lines within existing customer bases, and adding new customers. The Company has entered into certain contracts with existing customers whereby the customer has agreed to provide the Company with minimum levels of sales, normally for a five year period. In addition a large portion of the packaging produced by the Company for the tobacco industry is sold to North American tobacco companies for ultimate sale in the export market which continues to grow. Sales to the Company's computer and CD ROM customers are also experiencing favorable growth trends. Third quarter sales for fiscal 1997 were negatively impacted by the periods holiday schedule, which had fewer production days than previous years.

The Company believes that future sales growth will be generated through continued penetration of its existing markets, and the expanding market of CD ROM products. The Company believes that its Oregon facility will provide additional sales growth in future quarters of fiscal 1997.

Cost of Sales

Cost of sales as a percentage of sales for the three and nine months ended February 1, 1997 were 78.8% and 78.3% as compared to 80.3% and 78.3%, respectively, for the corresponding prior periods. The Company's Oregon facility had a negative impact on the Company's overall margin in the quarter ended August 3, 1996 and contributed favorably to the Company's overall margin in the quarters ended November 2, 1996 and February 1, 1997. The Oregon facility did not have any impact on the corresponding prior periods. The continuing favorable trend in cost of sales as a percentage of sales is due to the favorable trend in raw material costs, increased sales of value added packaging which has stronger margins than standard product line sales, the favorable impact of the Company's corporate wide purchasing program and the previously mentioned Oregon operations.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

The Company's margins were adversely affected by increases in certain raw material costs in fiscal 1996 as compared to the prior year, some of which could not be offset by increases in the selling price to customers. The Company has experienced a decline in certain raw material costs which had a favorable impact during the fourth quarter of fiscal 1996 as well as the first, second and third quarters of fiscal 1997. The Company remains sensitive to price competitiveness in the markets that it serves, and in the areas that are targeted for growth and believes that the installation of state-of-the-art printing and manufacturing equipment (and related labor and production efficiencies), and the expansion of its corporate wide purchasing program will enable it to continue to compete effectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales for the three and nine months ended February 1, 1997 were 11.5% and 10.7% as compared to 11.4% and 11.0%, respectively, for the corresponding prior periods. The decrease in selling, general and administrative expenses as a percentage of sales for the nine month period is largely due to increased sales while certain selling, general and administrative costs have remained fixed. This decrease is offset somewhat by additional costs associated with the enhancement of the Company's customer service departments, as well as increased occupancy and operating costs associated with the Company's corporate offices, and an increase in legal and other professional fees. In addition, selling, general and administrative expenses as a percentage of sales are higher at the Company's Oregon facility as a result of its early operations, however, these costs are expected to decline as a percentage of sales as production at that facility continues to increase.

Investment and Other Income

Investment and other income (loss), net, for the three and nine months ended February 1, 1997 were $350 thousand and $384 thousand, respectively. The net income for the three month period was primarily due to net foreign exchange income of approximately $156 thousand and interest and investment income of $166 thousand. The net income for the nine month period includes net foreign exchange losses of approximately $113 thousand, offset by interest and investment income of approximately $447 thousand.

Investment and other income, net for three and nine months ended January 27, 1996 was $327 thousand and $796 thousand, respectively. The net income for the three month period was primarily due to net foreign exchange income of approximately $122 thousand, gains on the sale of equipment of $101 thousand and investment income of $98 thousand. The net income for the nine month period was primarily due to gains on the sale of equipment of $311 thousand, investment income of $270 thousand and net foreign exchange income of approximately $131 thousand.

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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)
Interest Expense

Interest expense for the three and nine months ended February 1, 1997 were $2.1 million and $6.8 million as compared to $2.0 million and $6.2 million , respectively, for the corresponding prior periods. The increase in interest costs for the three and nine months ended February 1, 1997 as compared to the corresponding prior periods is due to lower amortization of deferred interest income related to a swap discussed below, and a reduction in the amount of capitalized interest associated with construction in progress, partially offset by a decreased level of borrowings (primarily related to increased cash flows from operations and term loan payments). Interest costs capitalized for the three and nine months ended February 1, 1997 relating to the construction of plant and equipment amounted to $177 thousand and $393 thousand as compared to $373 thousand and $927 thousand, respectively, in the corresponding prior periods. The reduction in capitalized interest costs is a result of the Company's Oregon facility becoming operational in fiscal 1996. The Company anticipates that the amount of interest to be capitalized in fiscal 1997 will continue to be significantly less than the amounts capitalized in the corresponding prior periods of fiscal 1996.

In October 1994, the Company assigned to a bank an interest rate swap agreement relating to $42.0 million of its debt for cash proceeds of approximately $1.3 million. The proceeds have been recorded as a deferred credit which is being amortized as a reduction of interest expense (amounting to $74 thousand and $254 thousand, respectively, for the three and nine months ended February 1, 1997 and $121 thousand and $401 thousand, respectively, for the corresponding prior periods). At February 1, 1997, $146 thousand of deferred gain remains which will be amortized: $55 thousand remaining in fiscal 1997; and $91 thousand in fiscal 1998.

The Company has used, and may continue to use, interest rate swaps and caps to manage its exposure to fluctuating interest rates under its debt agreements.

Income Taxes

The effective income tax rate for the three and nine months ended February 1, 1997 was 38.2% compared to 37.3% and 38.0% for the corresponding prior periods. These rates reflect a blend of domestic and foreign taxes and are adjusted periodically based upon the estimated annual effective tax rate, which for the entire fiscal year ended April 27, 1996 was 37.9%.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at February 1, 1997 was $4.1 million as compared to $4.5 million at April 27, 1996, and working capital was $26.4 million as compared to $30.8 million as of the same dates respectively. The current ratio at February 1, 1997 was approximately 1.4 to one as compared to 1.5 to one at April 27, 1996. The Company's cash balances normally remain relatively constant as a result of the Company's cash management program whereby collection of accounts receivable are used to retire revolver obligations, and payments of accounts payable and accrued expenses are funded through the revolver credit facility.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Cash flow from operating activities for the nine months ended January 1, 1997 was $34.5 million before changes in operating assets and liabilities as compared to $27.9 million for the corresponding prior period, whereas net cash flows provided from operating activities was $40.1 million as compared to $21.4 million for the same periods. The net increase in net cash flows from operating activities was favorably impacted due to reduced investments in accounts receivable and increases in the Company's accounts payable balances when compared to the corresponding prior period. Cash flows from operations as well as borrowings under the Company's credit facilities were used to support $23.7 million in capital investments, including the payment of $5.0 million of contingent consideration previously accrued relating to the acquisition of the Premium Group. In addition, the Company purchased approximately $4.0 million of treasury stock under the Board of Directors authorized program described below. The Company has completed the construction of its facility in Oregon. Further investment in plant and equipment, including that associated with the new facility, and potential expansion into international markets, will be dependent upon business needs and opportunities. The Company anticipates that such investments will approximate $21.0 million for all of fiscal 1997. The Company anticipates paying for these investments with funds generated from operations.

In January 1993, the Company's Board of Directors authorized the purchase of up to 2.0 million shares of the Company's common stock and in December 1995, the Board of Directors authorized the purchase of up to an additional 2.0 million shares from time to time in the open market, subject to the terms of the Company's current credit agreement. As of February 1, 1997, approximately 1.4 million shares are authorized for purchase under existing Board of Directors resolutions. The Board and management of the Company believe the long-term outlook for the Company to be promising and that the Company's common stock represents an attractive investment opportunity. The treasury stock purchases will be made from time to time as market conditions permit.

To effectuate its 1995 Board authorization, the Company entered into a credit facility with its lending banks increasing its line of credit by approximately $41.0 million to $185 million. The new facility consists of $120.0 million of senior term notes ($24.0 million of which has since been repaid) and $65.0 million of a long-term revolver which bear interest, at the discretion of the Company, at either the Bank's prime rate or LIBOR plus between 75 to 125 basis points depending upon certain financial ratios. The senior term notes will be repaid in various quarterly installments through May 7, 2000 at which time the revolver will mature.

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

In May 1995, the Company loaned $2.0 million to its then Vice Chairman (now Chairman) of the Board and President (the "Executive"). The loan is due on May 4, 2000, and bears interest payable quarterly equal to the Applicable Federal Rate as defined (5.69% at February 1, 1997), adjusted monthly. Mandatory prepayments of this loan are required if the Executive's compensation exceeds certain thresholds. In March, 1996 the Company loaned the Executive an additional $800 thousand which was repaid in December 1996.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


The Company expects that cash flow from operations together with the borrowing capacity under the revolving credit facility will be sufficient to meet the current needs of the business. The Company is considering expansion into the Peoples Republic of China. If the Company commits to such expansion, it may require additional financing. The Company has, as described above, a $65.0 million long-term revolving credit facility for its working capital requirements. Borrowings under this facility are limited to the sum of 80% of accounts receivable and 50% of inventories. At February 1, 1997, the Company had borrowings under this facility of $35.1 million and additional credit availability under this facility of $14.6 million.

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

         None

Item 3   DEFAULTS UPON SENIOR SECURITIES

         None

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5   OTHER INFORMATION

         None

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         10.107 - Seventh Amendment to Amended and Restated Credit Agreement dated as of January 8, 1997 among Shorewood Packaging Corporation, Shorewood Packaging Corporation of Canada Limited, Nationsbank, N.A. (formerly known as NationsBank of North Carolina, N.A.) and the Bank of Nova Scotia.

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








                                                SHOREWOOD PACKAGING CORPORATION
                                                          (Registrant)



                                                by: /s/   Howard M. Liebman
                                                    ------------------------
                                                    Howard M. Liebman
                                                    Executive Vice President and
                                                    Chief Financial Officer

Dated:  March 17, 1997