Form 10-K
period 1997-05-03
SHOREWOOD PACKAGING CORP
filed 1997-08-01
CIK 800266

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended May 3, 1997
                                                        OR
| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from _________________ to _______________________.

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

                         YES     |X|               NO       | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of July 1, 1997, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $254.2 million. (This figure was computed on the basis of the average of the high and low selling prices for the Registrant's common stock on July 1, 1997). Non-affiliates include all shareholders of Registrant other than executive officers, directors and 5% shareholders who are employees of the Registrant. As of July 1, 1997, there were 18,084,583 shares of the Registrants common stock, $.01 par value per share, issued and outstanding.

The information required in Part III of this Form 10-K is incorporated by reference from the Registrant's definitive proxy statement for the October 30, 1997 annual meeting of stockholders.

The Exhibit Index is located on Page 53.                       Total Pages:  55

                                     PART I

ITEM 1.  BUSINESS

Shorewood Packaging Corporation and its subsidiaries (collectively, "Shorewood" or the "Company") print and manufacture high quality paperboard packaging for the cosmetics, home video, music, software, tobacco and toiletries and general consumer markets in the United States and Canada. Shorewood was incorporated in November 1967. The Company's principal executive offices are located at 277 Park Avenue, New York, New York 10172-0124 and its telephone number is (212)371-1500.

Shorewood's strategic objectives are (i) the maintenance of its position as a leading paperboard packager to the tobacco industry and the home entertainment market, which includes the music and video industries; (ii) the further expansion of the Company's markets in the CD-ROM computer software and games industry and in the cosmetics and toiletries, food, liquor, consumer electronics, film and hosiery industries; (iii) the expansion into international markets to meet the global sourcing needs of its customers; and (iv) the identification of other areas in the general consumer packaging industry that can most benefit from the Company's ability to produce graphically enhanced high quality packaging. To achieve these objectives, the Company intends to continue expanding its printing, packaging and graphic arts capabilities, including the development and application of advanced manufacturing technologies and the establishment of manufacturing facilities in strategic international markets.

PACKAGING PRODUCTS

The Company produces high quality specialized packaging, principally folding cartons and set up boxes, for its customers in the United States and Canada that require sophisticated precision graphic packaging for their products, including customers in the home entertainment industry, the tobacco industry, the software industry, the personal care, cosmetic and toiletries industries and in consumer markets such as the food, liquor, film, hosiery, consumer electronics and pharmaceutical industries.

The Company is a principal supplier of printed packaging products for the tobacco industry, producing the hard flip-top cigarette packages as well as the traditional slide and shell packages. These products are used to package many of the leading tobacco brands including those ultimately sold in non-United States markets. The Company believes that it is the primary carton supplier to the Canadian tobacco industry and a leading manufacturer of paperboard packaging for the tobacco industry in the United States. See "Tobacco Industry". In the 53 week period ended May 3, 1997 ("fiscal 1997"), Philip Morris, one of Shorewood's tobacco industry customers, accounted for approximately 23% of the Company's consolidated net sales. In addition, two other customers, who may be deemed to be affiliated with each other, accounted in the aggregate for approximately 14% of the Company's fiscal 1997 consolidated net sales. Neither of the two customers accounted for more than 10% of the Company's consolidated net sales in such fiscal year. Although Shorewood believes that its relationships with these customers are excellent and there can be no assurance that their packaging requirements in the future will continue at the same levels as in fiscal 1997.

For its music and home entertainment industry customers, the Company manufactures compact disc packaging (including folders, booklets and liners), prerecorded cassette packaging (including folders and sleeves), and other printed material and paperboard packaging for all video cassette formats (including DVD, VHS and 8 millimeter). The Company's music industry customers include many of the major music production and distribution companies in the United States. The Company has long standing relationships with many of these companies and in certain cases also has agreements, typically for five years, to supply their packaging products.

The Company is a supplier of paperboard packaging for the cosmetics and toiletries industry and also produces a wide range of consumer packaging products. Additionally, the Company manufactures and provides rigid set-up boxes, principally for customers in the cosmetics and entertainment industries. Although Shorewood believes that its relationships with these customers are excellent and there can be no assurance that their packaging requirements in the future will continue at the same levels as in fiscal 1997.

The Company continues to expand into the CD-ROM computer software and games industry. The Company has constructed a manufacturing facility in the Pacific Northwest (the "Oregon Facility"), home of many leading software manufacturers, to better serve this market. The Oregon Facility completed its first full year of production in 1997. See "Item 2. Properties". This facility has been certified by several of the software companies to produce CD-ROM packaging. In addition, this facility produces products for the Company's home entertainment industry customers.

PRODUCTION

The Company generally produces packaging from specifications, art work or film supplied by its customers. However, the Company from time to time designs and develops new packaging concepts and structures when requested by its customers. The Company has a secure research and development center located on the grounds of its Williamsburg plant which is available to its customers to test run and develop innovative packaging designs and production graphics. Several of the Company's customers have developed packaging concepts at this facility for production in Williamsburg and other Company facilities. In addition, the Company is expanding its technical capabilities to handle digital pre-press processes, including direct to plate graphic work which can eliminate the need for film in the printing process.

The Company's productive capacity and capabilities over the past several years has substantially increased as a result of capital expenditures for plant, machinery and equipment and the acquisition of new facilities. The Company's policy is to continue to enhance its technological capabilities to meet competitive challenges, although there can be no assurance that it will be able to do so.

The Company's manufacturing facilities are equipped with multi-color sheet and/or web fed printing presses which provide both gravure and/or lithographic printing. In addition, the Company developed and currently utilizes a printing and manufacturing web system, referred to as the "JOSH System", which combines gravure and lithographic printing in one in-line system. The Company believes that the JOSH System gives designers of packaging the flexibility to translate certain graphic concepts into high quality, cost efficient and precisely manufactured packaging. The Company's manufacturing facilities are equipped with other equipment necessary to produce packaging, including platemaking equipment, leaf stamping machines, diecutters/embossers, folders and gluers. Further, the Company has machine shops which enable it to service and maintain substantially all of its machinery and equipment, and maintains a full time design and engineering staff.

MARKETING AND SALES

The Company's sales result primarily from direct solicitation by certain members of the Company's senior management and 52 sales people, 33 of whom are in the United States and 19 of whom are in Canada.

The Company's marketing and sales efforts emphasize the Company's ability to print high quality specialized packaging in a timely manner by utilizing the Company's state-of-the-art manufacturing systems. The Company and its design and packaging development staff are frequently consulted by customers for assistance in developing new and alternative packaging concepts. Shorewood has also assisted its customers in the development and acquisition of automated packaging equipment which can use the Company's new packaging products. The Company's ability to meet the rapid delivery requirements of its customers has enhanced its competitive position with consumer products companies.

In addition to sales activities conducted from its manufacturing plants, the Company has sales offices in New York, New York; Los Angeles and Redwood City, California; Palatine, Illinois; Charlotte, North Carolina; Greenwich, Connecticut; Portland Oregon; Fort Lauderdale, Florida; and Montreal, Canada.

Part of the Company's business is seasonal. Sales generally increase in the five months preceding the Christmas holiday season because many of the products for which it supplies packaging - cosmetics, home video, music, toiletries and toys
- have higher holiday sales. However, in the past several years, as the Company's range of products has expanded (through acquisition, the development of new markets and otherwise), the seasonality of the Company's business has diminished.

Customers are generally billed upon shipment. Jobs are generally completed and shipped to customers shortly after an order is received for customers in the music and home video industry, the CD-ROM computer software and games industry, and the tobacco industry. Jobs are usually completed and shipped within four to eight weeks for general consumer customers. As of May 3, 1997, the Company had approximately $79.0 million in backlog orders, all of which will be filled within the fiscal year ending May 2, 1998. As of April 27, 1996, the Company had backlog orders of approximately $56.7 million, all of which were filled within fiscal 1997.

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

EMPLOYEES

At May 3, 1997, the Company employed approximately 2,700 employees, of which approximately 1,600 individuals were located in the United States and approximately 1,100 individuals were located in Canada.

Approximately 20% of the Companies employees are represented by unions covering manufacturing personnel in Andalusia, Alabama; Waterbury, Connecticut; Smiths Falls, Ontario Canada; and Toronto (the Toronto Carton facility only), Ontario Canada. Collective bargaining contracts are negotiated on an individual plant or union local basis. The Company's collective bargaining agreements expire at various times from calendar 1997 to 1999. The Company considers its labor relations to be satisfactory and it has not experienced any significant work stoppages in its operating history.

MATERIALS

Although the Company buys a number of different materials, such as paperboard, paper, ink, coatings, film and plates, the costs associated with the purchase of paperboard and paper are the most significant. The Company purchases paperboard and paper from various mills and suppliers and alternate sources are available. While the Company does not anticipate any significant difficulty in obtaining supplies of paperboard, paper or other materials in the future, there can be no assurance that, as the Company's business continues to expand, it will not encounter difficulty in obtaining its increasing material requirements.

ACQUISITIONS AND INVESTMENTS

China Investment

The Company has committed to building a state-of-the-art manufacturing facility in the city of Guangzhou, China. The facility and related equipment will require a capital investment of approximately $40.0 million, which the Company currently expects will be financed through the Company's existing credit facility. Through May 3, 1997, the Company has invested approximately $3.6 million representing costs associated with the lease of the related land and expenses associated with the design and architecture of the facility. The Company expects to spend the remaining $36.4 million during fiscal 1998, and has entered into a construction contract for the facility, as well as contracts with various equipment vendors to provide the related equipment.

The facility in China will be capable of manufacturing both gravure and lithographic printed product, and will have essentially the same capabilities as the Company's North American facilities. The Company expects that the global sourcing needs of its customers will result in many existing customers becoming customers of the China facility. In addition, the Company expects to produce product for Chinese customers. The Company will source the majority of its raw material from existing suppliers. The Company anticipates that the Chinese facility will begin manufacturing in fiscal 1999.

The Chinese facility is anticipated to be wholly-owned by the Company; however the Company may, should the terms and conditions be favorable, consider an investment by a financial institution for a minority interest.

Other Investment

During 1996, the Company acquired, for $1.1 million, a 25% interest in a company that develops and manufactures holographic images on film. The Company has an option to acquire up to 51% of the Company under certain conditions, and has a right of first refusal to acquire the remaining 49%. This investment was funded through the Company's revolving line of credit. The operations of the investee are not material to the operations of the Company.

TOBACCO INDUSTRY

The Company is a principal supplier of printed packaging products for the tobacco industry in North America. A number of factors have recently weakened the North American tobacco market, which could adversely affect the Company's performance. These factors include a recent proposed settlement by the tobacco industry which limits advertising (see discussion below), a gradual decrease in consumption, cigarette taxes in effect or under consideration and a generally hostile legislative and regulatory climate in the Unites States and Canada. These factors have a much greater impact on the North American market than in the export market, where the majority of the Company's tobacco related products are sold.

The Company believes that the potential for export markets provide favorable prospects for the tobacco business. There are three principal factors driving the favorable outlook for export markets: (i) Growth in overseas markets; (ii) the opening of international markets to free trade in tobacco (especially in Eastern Europe, the Republics of the former Soviet Union and China) ; and (iii) increased world demand for American blend cigarettes. The Company's policy is to continue to aggressively pursue the export tobacco market which provides the best potential for future sales growth.

On June 20, 1997, the major tobacco companies (including customers of the Company) announced they had entered into a comprehensive settlement with the attorneys general from many states (the "Settlement"). Tobacco companies have been the targets of law suits by approximately 40 states wherein the states sought to recover the medical expenses incurred by them in treating their residents for the effects of tobacco related illnesses. The claims, in the aggregate exceed $50 billion. The settlement puts severe restrictions on the marketing and advertising of tobacco products. The tobacco companies also conceded that nicotine could, under certain circumstances, be regulated by the Food and Drug Administration. If fully implemented, the tobacco companies would also be required to fund ongoing research and smoking prevention plans and education programs. In return, the tobacco companies can limit their financial exposure to state medical expense reimbursement claims and will receive assurances that sales of tobacco products to adults would remain legal. They may also receive relief from punitive damages claims in individual lawsuits.

In order to be effective, the Settlement must be adopted into law by the United States Congress. Certain lawmakers and the Clinton Administration have expressed reservations about certain of its provisions. Its adoption by Congress and approval by the President is uncertain. If adopted into law, the Settlement may have a significant impact on both the tobacco companies and sales of tobacco products generally.

The potential impact of the Settlement on the Company is unclear at this time. No portion of the Settlement is directed at the packaging products manufactured by the Company. Moreover, the Settlement only affects marketing and sales of tobacco products in the United States. Marketing and sales of tobacco products in foreign countries would be unaffected by the Settlement, however other countries have adopted or are considering adopting, similar measures.

FORWARD LOOKING STATEMENTS

Certain statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Legal Proceedings," "Business," and elsewhere in this Form 10-K, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by their inclusion of phrases such as "the Company anticipates," "the Company believes" and other phrases of similar meaning. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: general economic and business conditions; competition; political changes in international markets; raw material and other operating costs; costs of capital equipment; changes in foreign currency exchange rates; changes in business strategy or expansion plans; the results of continuing environmental compliance testing and monitoring; quality of management; availability, terms, and development of capital; fluctuating interest rates; and other factors referenced in this Form 10-K.

ITEM 2.  PROPERTIES

The Company owns offices and manufacturing facilities as follows, representing an aggregate of approximately 1.2 million square feet of office and manufacturing space:

LaGrange, Georgia                    Andalusia, Alabama
Roanoke, Virginia                    Springfield, Oregon
Danville, Virginia                   Williamsburg, Virginia
Smiths Falls, Ontario                Brockville, Ontario
Scarborough, Ontario

The Company has entered into a 50 year lease for land in the Peoples Republic of China in the city of Guangzhou, in Guandong Province for approximately $1.7 million (paid at closing) for the purposes of constructing a manufacturing facility (the "China Facility"). The China Facility will contain approximately 125,000 square feet of manufacturing space. Guangzhou is in Southeastern China, approximately 120 miles from Hong Kong.

The Company also leases office, manufacturing and warehousing facilities at the following locations with leases that expire at various times ending in the year 2010, at an annual aggregate net rental cost of approximately $2.4 million for a total of approximately 457,000 square feet:

New York, New York                   Farmingdale, New York
Greenwich, Connecticut               Waterbury, Connecticut
Los Angeles, California              Redwood City, California
Montreal, Canada                     Brockville, Ontario
LaGrange , Georgia                   Toronto, Ontario
Charlotte, North Carolina            Palatine , Illinois

The Company utilizes a portion of the Farmingdale, New York facility as its corporate administrative offices and sublets the remaining portion of the building. The Farmingdale lease expires in 1999.

ITEM 3. LEGAL PROCEEDINGS

The Company is not presently a party to any material litigation. On a continuing basis, the Company monitors its compliance with applicable environmental laws and regulations. As part of this process, the Company cooperates with appropriate governmental authorities to perform any necessary testing and compliance procedures. The Company is not aware of any environmental compliance proceeding that will have a material effect on its consolidated financial statements. During 1997 and 1996, the Company has been involved, at various locations, in the correction of certain violations of applicable environmental laws, rules or regulations. Amounts paid during fiscal 1997 and fiscal 1996 involving governmental authorities relating to Federal, State or local provisions regulating the discharge of materials into the environment were not material and aggregated less than $50,000.

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

                                High                 Low
                                ----                 ---
Fiscal 1997
     First Quarter             $17.25             $14.75
     Second Quarter             19.25              14.63
     Third Quarter              19.75              18.00
     Fourth Quarter             19.75              17.38

Fiscal 1996
    First Quarter              $18.75             $14.38
    Second Quarter              19.50              16.00
    Third Quarter               16.50              13.25
    Fourth Quarter              17.50              13.00

The last sale price of the Company's Common Stock on July 1, 1997 was $21.88.

The Company's Board of Directors has authorized the purchase of the Company's common stock as follows:

                DATE OF AUTHORIZATION                    AUTHORIZED SHARES
                    January 1993                            2.0 million
                    December 1995                           2.0 million
                     April 1997                             1.24 million

Shares are authorized for purchase from time to time in the open market, subject to the terms of the Company's credit facility. As of May 3, 1997, 2.5 million shares remain authorized for purchase. Since May 3, 1997 and through July 1, 1997, the Company purchased an additional 454,000 shares at a total cost of $8.3 million.

(b) Holders. There were 234 record holders of the Company's Common Stock as of July 1, 1997. The Company believes that, as of such date, there were in excess of 1,000 beneficial holders of the Company's Common Stock, including those stockholders whose shares were held of record by certain depository companies.

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

The Company's senior term notes and long-term revolver agreement limits the amount of retained earnings available for the payment of dividends (other than dividends payable in the Company's Common Stock). At May 3, 1997, there was approximately $18.7 million of retained earnings available for the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial information set forth below for and as of the fiscal year ended May 3, 1997 and for and as of the end of each of the four preceding fiscal years is derived from, and qualified by reference to, the audited consolidated financial statements of Shorewood Packaging Corporation and Subsidiaries. The report of Deloitte & Touche LLP, independent auditors, on the consolidated financial statements as of May 3, 1997 and April 27, 1996 and for the 53 week period ended May 3, 1997 and the 52 week periods ended April 27, 1996 and April 29, 1995 is included elsewhere herein. There were no cash dividends paid on the Company's Common Stock in any of the periods indicated below.

                             SUMMARY FINANCIAL DATA
                    (In thousands, except per share amounts)

                                                                              52 WEEK PERIOD ENDED
                                              ----------------------------------------------------------------------------------
                                                MAY 3,           APRIL 27,         APRIL 29,         APRIL 30,          MAY 1,
                                                1997(1)            1996              1995              1994              1993
                                               ---------         ---------         ---------         ---------         ---------
INCOME STATEMENT DATA (2)
Continuing Operations
   Net sales                                   $ 425,312         $ 387,845         $ 351,361         $ 211,714         $ 178,762
   Gross profit                                   94,522            84,211           82,807             51,458            50,797

   Selling, general and administrative
     expenses                                     46,289            42,263           37,635             25,867            22,551

   Restructuring charge                               --                --                --             3,400                --

   Earnings from operations                        48,233           41,948            45,172             22,191            28,246

   Investment and other income, net                  795               571               (10)               823               843

   Interest expense                                8,861             8,293              8,979             6,727             5,385

   Earnings before provision for income
     taxes, extraordinary item and
     cumulative effect                            40,167            34,226            36,183             16,287            23,704

   Provision for income taxes                     15,222            12,972             13,685              6,607             8,910

   Earnings before extraordinary item and         24,945            21,254             22,498              9,680            14,794
     cumulative effect
Discontinued operations                           (1,187)              115                11                (289)             (165)

Extraordinary item                                  (336)           (1,365)               --              (3,098)               --

Cumulative effect                                     --                --                --                  --             1,150

Net earnings                                      23,422            20,004            22,509               6,293            15,779

Earnings from continuing operations
     before extraordinary item and
     cumulative effect per common share             1.33              1.09              1.16               .54                 .78
Net earnings per common share                       1.25              1.03              1.17               .35                 .84

Weighted average common and common
     equivalent shares outstanding                18,713            19,440            19,314            18,089              18,866

                                           --------        --------        --------        --------        --------
                                            MAY 3,        APRIL 27,        APRIL 29,      APRIL 30,         MAY 1,
                                            1997(1)         1996            1995            1994            1993
                                           --------        --------        --------        --------        --------
BALANCE SHEET DATA
Working capital                            $ 41,665        $ 30,789        $ 31,948        $ 31,408        $ 21,857
Property, plant and equipment               156,156         153,079         129,153         135,376          59,872
Total assets                                277,878         275,914         245,264         220,350         112,760
Short-term debt                              15,000          24,000          21,394          10,419           9,669
Long-term debt excluding current
     maturities                             106,856         122,588          99,793         120,493          31,900
Convertible subordinated debentures              --              --              --          17,500          17,500
Stockholders' equity                         96,356          71,436          67,409          27,111          26,085


(1) 53 week period

(2) The operations of Transport have been reflected as discontinued operations for all periods presented

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's fiscal year ends on the Saturday closest to April 30. Fiscal 1997 was a 53 week year ended May 3, 1997, and the first quarter was a 14 week period ended August 3, 1996. The first quarter of fiscal 1998 will be a 13 week period to end August 2, 1997.

In March 1997, the Company disposed of its transportation business ("Shorewood Transport"). The operations of Shorewood Transport have been presented as "Discontinued" in all years presented.

RESULTS OF OPERATIONS

Net Sales

Net sales for the 53 weeks ended May 3, 1997 were $425.3 million compared to net sales of $387.8 million for the 52 weeks ended April 27, 1996, an increase of 9.7%.

Net sales for the 52 week period ended April 27, 1996 were $387.8 million compared to net sales of $351.4 million for the corresponding prior period, an increase of 10.4%.

The Company's Oregon facility began operations in February 1996. Sales for this facility were approximately $17.0 million for the 53 weeks ended May 3, 1997 as compared to $3.0 million for the 52 weeks ended April 27, 1996. In addition to accelerating sales growth in this facility, the Company continues to penetrate its existing markets by expanding product lines within existing customer bases, and adding new customers. The Company has certain contracts with existing customers whereby the customers have agreed to provide the Company with minimum levels of sales, normally for a five year period. In addition to these agreements, the Company's tobacco business continues to expand. A large portion of the packaging produced by the Company for the tobacco industry is sold to North American tobacco companies for ultimate sale in the export market. That market continues to expand and provides the Company with a source of potential revenue growth.

The Company believes that future sales growth will be generated through continued penetration of its existing markets and the expanding market of CD-ROM products, as well as its expansion into China.

Cost of Sales

Cost of sales as a percentage of sales for the 53 weeks ended May 3, 1997 were 77.8% as compared to 78.3% for the 52 weeks ended April 27, 1996. The continuing favorable trend in cost of sales as a percentage of sales is due to the favorable (stabilized) trend in raw material costs, increased sales of value added packaging, the favorable impact of the Company's corporate wide purchasing program and the continued attention to enhancing manufacturing efficiencies. In addition the Company's Oregon facility had a negative impact on the Company's overall margin in the first quarter of 1997 and has since contributed favorably in each of the next three quarters.

Cost of sales as a percentage of sales was 78.3% in the 52 week period ended April 27, 1996 as compared with 76.4% for the corresponding prior period. The Company's Oregon facility was not operating at anticipated capacity, and as such, had a negative impact on the Company's overall margin for the period ended April 27, 1996. Further, the 52 week period ended April 27, 1996 was negatively impacted by increasing raw material costs, manufacturing inefficiencies experienced at one of the Company's major facilities, softness in the music industry and poor weather conditions.

The Company remains sensitive to price competitiveness in the markets that it serves, and in the areas that are targeted for growth. It believes that the installation of state-of-the-art printing and manufacturing equipment (and related labor and production efficiencies) enables it to compete effectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales for the 53 weeks ended May 3, 1997 and 52 weeks ended April 27, 1996 were 10.9%. Included in the amount of selling, general and administrative expenses for fiscal 1997 is $399 thousand (recorded in the fourth quarter) as a result of the Company reaching certain incentive compensation thresholds contained in its restricted stock award program earlier than originally anticipated. Excluding this amount, the decrease in selling, general and administrative expenses as a percentage of sales for the period is largely due to increased sales while certain selling, general and administrative costs have remained fixed. This decrease is offset somewhat by additional costs associated with the enhancement of the Company's customer service departments, as well as increased occupancy and operating costs associated with the Company's corporate offices, and an increase in legal costs and other professional fees.

Selling, general and administrative expenses as a percentage of sales for the 52 week period ended April 27, 1996 were 10.9% as compared to 10.7% for the corresponding prior period. The increase was primarily due to additional costs associated with the integration of acquired operations, including additional professional fees and increased occupancy and operating costs associated with the Company's corporate offices. In addition, selling, general and administrative expenses as a percentage of sales were higher at the Company's Oregon facility as a result of its early operations.

Investment and Other Income

Investment and other income, net, for the 53 week period ended May 3, 1997 was primarily related to investment income of $561 thousand. In addition, $123 thousand related to gains on the disposal of fixed assets and $111 thousand related to foreign exchange gains.

Investment and other income, net, for the 52 week period ended April 27, 1996 was primarily related to investment income of $446 thousand. In addition, gains on the disposal of certain fixed assets were recorded in 1996 approximating $157 thousand. Foreign exchange gains/losses were not significant in 1996.

Investment and other income, net for the 52 week period ended April 29, 1995 was comprised primarily of investment income of $320 thousand, offset by foreign exchange losses of approximately $270 thousand and losses on the disposal of certain fixed assets.

The Company's exposure to foreign exchange transaction gains or losses relate to the Company's Canadian facilities which have U.S. dollar denominated net assets. The Company believes that fluctuations in foreign exchange rates will not have a material impact on the operations or liquidity of the Company, based upon current and historical levels of working capital at the Canadian facilities.

Interest Expense

Interest expense for the 53 week period ended May 3, 1997 was $8.9 million as compared to $8.3 million, for the 52 week period ended April 27, 1996. The increase in interest costs for the 53 week period as compared to the corresponding period of the prior year is due to a reduction in the amount of capitalized interest associated with construction in progress, and lower amortization of deferred interest income related to a swap discussed below. These increases were offset by a decreased level of borrowings (primarily related to increased cash flows from operations and term loan payments). Interest costs capitalized for the 53 week period ended May 3, 1997 relating to the construction of plant and equipment amounted to $450 thousand. Interest costs capitalized for the 52 week period ending April 27, 1996 was $1.1 million.

Capitalized interest decreased in the current periods as a result of the Oregon facility becoming operational in fiscal 1996. The Company expects to record increased levels of capitalized interest in fiscal 1998 in connection with its expansion into China.

In October 1994, the Company assigned to a bank an interest rate swap agreement relating to $42.0 million of its debt for cash proceeds of approximately $1.3 million. The proceeds have been recorded as a deferred credit which is being amortized as a reduction of interest expense (amounting to $55 thousand and $309 thousand for the 13 and 53 week periods ended May 3, 1997, respectively, and $109 thousand and $510 thousand for the corresponding prior periods). At May 3, 1997 $91 thousand of deferred gain remains which will be amortized in fiscal 1998.

At May 3, 1997, the Company had two outstanding intermediate-term interest rate swap agreements, each relating to approximately $35.0 million of borrowings under the credit facility. Under the first agreement, the Company pays a fixed rate of 6.19% and receives a floating rate based on LIBOR, as determined in three-month intervals (5.82% at May 3, 1997). This agreement terminates May 5, 1998. Under the second agreement, the Company pays a fixed rate of 5.98% and receives a floating rate based on LIBOR, as determined in three-month intervals. This agreement terminates November 3, 1997. These transactions effectively change a portion of the Company's interest rate exposure from a floating-rate to a fixed-rate basis.

In July 1997, the Company entered into a reversion swap agreement relating to $50.0 million of borrowings under the credit facility. Under the agreement, the Company pays a fixed rate of 5.73% and receives a floating rate based upon LIBOR, as determined in three month intervals. This agreement terminates in April 2002. This transaction effectively changes a portion of the Company's interest rate exposure from a floating-rate to a fixed-rate basis. After the first year, however, the fixed rate reverts back to floating for any three month period during which the LIBOR rate (5.81% at July 1, 1997) exceeds 6.625%. The rate reverts back to the fixed rate of 5.73% for any subsequent period for which the LIBOR rate drops below 6.625%.

The fair value of the interest rate swap agreements are immaterial to the financial statements of the Company.

The Company has used, and may continue to use, interest rate swaps and caps to manage its exposure to fluctuating interest rates under its debt agreements.

Income Taxes

The effective income tax rate for the 53 week period ended May 3, 1997 and the 52 week period ended April 27, 1996 was 37.9%. These rates reflect a blend of domestic and foreign taxes.

Discontinued Operations/Extraordinary Items

In March 1997 the Company announced that it would discontinue its transportation business ("Transport"), dispose of the related assets and outsource its future delivery requirements. Transport had provided freight delivery services to the Company as well as to other non-related customers. The Company believes that this transaction will enable management to concentrate more on its core business and will reduce the Company's future freight and delivery expenses. As of May 3, 1997, substantially all of the costs associated with closing Transport had been paid. In connection with the disposal of Transport, the Company recorded a loss on disposal of $488 thousand (net of income tax benefit of $298 thousand). During fiscal 1997, Transport's loss from operations was $699 thousand (net of income tax benefit of $426 thousand). For the years ended May 3, 1997, April 27, 1996 and April 29, 1995, Transport had revenues to outside customers of $5.8 million, $6.5 million and $5.7 million, respectively. The net assets of Transport were not material to the Company.

In connection with the establishment of new credit facilities in the fourth quarter of 1997 and the third quarter of 1996, the Company recorded extraordinary charges representing the write-off of previously deferred finance costs incurred in connection with the respective facilities of approximately $336 thousand (net of tax benefit of $205 thousand) and $1.4 million (net of tax benefit of $.8 million), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at May 3, 1997 were $3.2 million as compared to $4.5 million at April 27, 1996, and working capital was $41.7 million as compared to $30.8 million as of the same dates respectively. The current ratio at May 3, 1997 was 1.8 to one as compared to 1.5 to one as of April 27, 1996. The increase in working capital and the current ratio is directly attributable to the decrease in current maturities of long term debt as a result of the Company's new credit facility. The Company's cash balances remain relatively constant as a result of the Company's cash management program whereby collection of accounts receivable are used to retire revolver obligations, and payments of accounts payable and accrued expenses are funded through the revolving credit facility.

Cash flow from operating activities for fiscal 1997 was $46.5 million before changes in operating assets and liabilities as compared to $38.3 million for the corresponding prior period, whereas net cash flows provided from operating activities was $47.4 million as compared to $29.1 million for the same periods. The net increase in net cash flows from operating activities was favorably impacted due to reduced investments in accounts receivable and relatively stable accounts payable balances when compared to the corresponding prior period. Cash flows from operations as well as borrowings under the Company's credit facilities were used to support $25.8 million in capital investments, including the payment of $5.0 million of contingent consideration previously accrued relating to the acquisition of the Premium Group. In addition, the Company purchased approximately $6.6 million of treasury stock under the Board of Directors authorized program described below. The Company has completed the construction of its facility in Oregon. Further investment in plant and equipment will be dependent upon business needs and opportunities. The Company anticipates that capital expenditures for North America will approximate $25.0 million for all of fiscal 1998. In addition, the Company has committed to building a state-of-the-art manufacturing facility in the city of Guangzhou, China. The facility and related equipment will require a capital investment of approximately $40.0 million. Through May 3, 1997 the Company has invested approximately $3.6 million representing costs associated with the lease of the related land and expenses associated with the design and architecture of the facility. The Company expects to spend the remaining $36.4 million during fiscal 1998, and has entered into a construction contract for the facility, as well as contracts with various equipment vendors to provide the related equipment. The Company anticipates paying for these investments with funds generated from operations as well as the existing credit facility.

The Company's Board of Directors has authorized the purchase of the Company's common stock as follows:

        DATE OF AUTHORIZATION                      AUTHORIZED SHARES
            January 1993                              2.0 million
            December 1995                             2.0 million
             April 1997                               1.24 million

Shares are authorized for purchase from time to time in the open market, subject to the terms of the Company's credit facility. As of May 3, 1997, 2.5 million shares remain authorized for purchase. Since May 3, 1997 and through July 1, 1997, the Company purchased an additional 454,000 shares at a total cost of $8.3 million.

To fund the China investment, and to facilitate its share repurchase program, the Company entered into a new credit facility with its lending banks increasing its line of credit to $200 million. The new facility consists of $75.0 million of senior term notes and $125.0 million of a long-term revolver which bear interest, at the discretion of the Company, at either the Bank's prime rate or LIBOR plus between 50 and 100 basis points depending upon certain financial ratios. The revolving credit is available, in its entirety, without any borrowing base limitation. At May 3, 1997, the Company had borrowings under this facility of $46.9 million. The senior term notes will be repaid in equal quarterly installments through May, 2002 at which time the revolver will mature.

The loan agreement contains covenants related to levels of debt to cash flow, current assets to current liabilities, fixed charge coverage, net worth and investments (including investments in the Company's own common stock), and restricts the amount of retained earnings available for payment of dividends. At May 3, 1997, there was approximately $18.7 million of retained earnings available for the payment of dividends.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         SHOREWOOD PACKAGING CORPORATION
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                PAGE
Independent Auditors' Report                                                                    16

Consolidated Financial Statements

              Balance Sheets at May 3, 1997 and April 27, 1996                                  17

              Statements of Earnings, 53 week period ended May 3, 1997, 52
                              week periods ended April 27, 1996 and April 29, 1995              18

              Statements of Cash Flows, 53 week period ended May 3, 1997, 52 week periods
                              ended April 27, 1996 and April 29, 1995                           19

              Statements of  Stockholders' Equity, 53 week period ended May 3, 1997, 52 week
                              periods ended April 27, 1996 and April 29, 1995                   20

              Notes to Financial Statements                                                     21-33

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Shorewood Packaging Corporation

We have audited the accompanying consolidated balance sheets of Shorewood Packaging Corporation and subsidiaries as of May 3, 1997 and April 27, 1996 and the related consolidated statements of earnings, stockholders' equity and cash flows for the 53 weeks ended May 3, 1997 and the 52 weeks ended April 27, 1996 and April 29, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shorewood Packaging Corporation and subsidiaries as of May 3, 1997 and April 27, 1996 and the results of their operations and their cash flows for the 53 weeks ended May 3, 1997 and the 52 weeks ended April 27, 1996 and April 29, 1995 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

/s/ DELOITTE & TOUCHE LLP

New York, New York
June 4, 1997

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                                             MAY 3,           APRIL 27,
ASSETS                                                                        1997              1996
------
Current Assets:
     Cash, including cash equivalents of  $1,292 and $1,238
                in 1997 and 1996                                          $   3,153         $   4,479
     Accounts receivable, net of allowance for doubtful accounts
                of $440 and $836 in 1997 and 1996                            38,998            44,306
     Inventories                                                             42,291            41,397
     Deferred tax assets                                                        885               854
     Refundable income taxes                                                  4,621             1,285
     Prepaid expenses and other current assets                                4,584             3,597
                                                                          ---------         ---------
          Total Current Assets                                               94,532            95,918
Property, Plant and Equipment, net                                          156,156           153,079
Excess of Cost Over the Fair Value of Net Assets Acquired, net               19,180            20,208
Other Assets                                                                  8,010             6,709
                                                                          ---------         ---------
                                                                          $ 277,878         $ 275,914
                                                                          =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                     $  25,653         $  24,071
     Accrued expenses                                                        12,214            17,058
     Current maturities of long-term debt                                    15,000            24,000
                                                                          ---------         ---------
          Total Current Liabilities                                          52,867            65,129
Long-Term Debt                                                              106,856           122,588
Deferred Credit and Other Long-Term Liabilities                                 713             1,641
Deferred Income Taxes                                                        20,211            15,120
                                                                          ---------         ---------
     Total Liabilities                                                      180,647           204,478
                                                                          ---------         ---------

Temporary Equity Relating to Put Options                                        875                --
                                                                          ---------         ---------

Commitments and Contingencies

Stockholders' Equity:
     Series A preferred stock, $10 par value; 50,000 shares
          authorized, none issued                                                --                --
     Preferred stock, $10 par value; 5,000,000 shares authorized
          none issued                                                            --                --
     Common stock, $.01 par value; 40,000,000 shares authorized;
          22,501,342 issued and 18,535,156 outstanding in 1997 and
          21,862,937 issued and 18,292,251 outstanding in 1996                  225               219
     Additional paid-in capital                                              49,456            40,589
     Retained earnings                                                       95,681            72,259
     Cumulative foreign currency translation adjustment                      (2,875)           (2,119)
     Treasury stock (3,966,186 and 3,570,686 shares at
          cost in 1997 and 1996)                                            (46,131)          (39,512)
                                                                          ---------         ---------
Total Stockholders' Equity                                                   96,356            71,436
                                                                          ---------         ---------
                                                                          $ 277,878         $ 275,914
                                                                          =========         =========


   The accompanying notes are an integral part of these financial statements.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands except per share data)

                                                                          53 WEEKS          52 WEEKS           52 WEEKS
                                                                            ENDED             ENDED              ENDED
                                                                            MAY 3,           APRIL 27,         APRIL 29,
                                                                             1997              1996              1995
Net Sales                                                                 $ 425,312         $ 387,845         $ 351,361
                                                                          ---------         ---------         ---------

Costs and Expenses:
     Cost of Sales                                                          330,790           303,634           268,554
     Selling, General and Administrative                                     46,289            42,263            37,635
                                                                          ---------         ---------         ---------
                                                                            377,079           345,897           306,189
                                                                          ---------         ---------         ---------

Earnings from Operations                                                     48,233            41,948            45,172

Investment and Other Income, net                                                795               571               (10)

Interest Expense                                                             (8,861)           (8,293)           (8,979)
                                                                          ---------         ---------         ---------

Earnings Before Provision for Income Taxes, Discontinued
     Operations and Extraordinary Item                                       40,167            34,226            36,183

Provision for Income Taxes                                                   15,222            12,972            13,685
                                                                          ---------         ---------         ---------

Earnings Before Discontinued Operations and Extraordinary Item               24,945            21,254            22,498

Discontinued Operations, net of Income Tax Benefit of $724 in 1997
     and Provision of $70 and $7 in 1996 and 1995, respectively              (1,187)              115                11

Extraordinary Item, net of Income Tax Benefit of $205 and $837
     in 1997 and 1996, respectively                                            (336)           (1,365)               --
                                                                          ---------         ---------         ---------

Net Earnings                                                              $  23,422         $  20,004         $  22,509
                                                                          =========         =========         =========

EARNINGS PER SHARE INFORMATION:

     Earnings from Continuing Operations Before
          Extraordinary Item                                              $    1.33         $    1.09         $    1.16

     Discontinued Operations                                                   (.06)              .01               .01

     Extraordinary Item                                                        (.02)             (.07)               --
                                                                          ---------         ---------         ---------

     Net Earnings Per Common and Common
          Equivalent Share                                                $    1.25         $    1.03         $    1.17
                                                                          =========         =========         =========

     Weighted Average Common and Common Equivalent
           Shares Outstanding                                                18,713            19,440            19,314
                                                                          =========         =========         =========


   The accompanying notes are an integral part of these financial statements.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                     53 WEEKS          52 WEEKS        52 WEEKS
                                                                                       ENDED             ENDED           ENDED
                                                                                       MAY 3,          APRIL 27,        APRIL 29,
                                                                                        1997             1996             1995
Cash flows from Operating Activities:
    Net earnings                                                                    $  23,422         $ 20,004         $ 22,509
    Adjustments to reconcile net earnings to net cash flows
         provided from operations:
              Depreciation and amortization                                            17,214           14,231           13,335
              Deferred income taxes                                                     5,182            3,758            4,030
              Non-cash restricted stock compensation                                      656              279              178
              Other non-cash items
                                                                                           --               --              106
              Changes in operating assets and liabilities (net of effects of businesses acquired):
                          Accounts receivable                                           5,585           (3,589)          (1,450)
                          Inventories                                                  (1,661)           5,175          (14,508)
                          Prepaid expenses and other current assets                       102           (1,216)          (1,147)
                          Other assets                                                 (1,349)          (2,651)            (520)
                          Accounts payable, accrued expenses and other
                             long term liabilities                                       (560)          (6,726)           2,710
                          Current income taxes                                         (1,162)            (188)           1,525
                                                                                    ---------         --------         --------
Net cash flows provided from operating activities                                      47,429           29,077           26,768
                                                                                    ---------         --------         --------

Cash Flows from Investing Activities:
    Business acquisitions                                                              (5,000)          (1,146)            (259)
    Capital expenditures, net                                                         (20,794)         (37,429)         (15,585)
                                                                                    ---------         --------         --------
Net cash flows used in investing activities                                           (25,794)         (38,575)         (15,844)
                                                                                    ---------         --------         --------

Cash Flows from Financing Activities:
    Net proceeds from revolver borrowings                                              14,706           21,006              247
    Additions to long-term borrowings                                                  75,000           26,000               --
    Repayments of long-term borrowings                                               (114,000)         (21,500)         (10,413)
    Purchase of treasury stock                                                         (6,619)         (17,277)          (1,219)
    Issuance of common stock                                                            7,334            1,465              812
    Proceeds from assignment of interest rate swap                                         --               --            1,283
                                                                                    ---------         --------         --------
Net cash flows provided from (used in) financing activities                           (23,579)           9,694           (9,290)
                                                                                    ---------         --------         --------

Effect of exchange rate changes on cash and cash equivalents                              618              183             (269)
                                                                                    ---------         --------         --------

Increase (decrease) in cash and cash equivalents                                       (1,326)             379            1,365
Cash and cash equivalents at beginning of period                                        4,479            4,100            2,735
                                                                                    ---------         --------         --------

Cash and cash equivalents at end of period                                          $   3,153         $  4,479         $  4,100
                                                                                    =========         ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Interest paid, net of capitalized amounts                                      $  10,504         $  8,321         $  9,083
                                                                                    =========         ========         ========
     Income taxes paid                                                              $  11,359         $  8,872         $ 11,312
                                                                                    =========         ========         ========


   The accompanying notes are an integral part of these financial statements.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands except share data)

                                                                                           Cumulative
                                                                                             Foreign
                                         Common Stock        Additional                     Currency
                                    Shares                    Paid-In        Retained      Translation    Treasury
                                    Issued          Amount     Capital       Earnings       Adjustment      Stock          Total
                                    ------          ------     -------       --------       ----------      -----          -----
Balance, May 1, 1994              20,163,923         202       20,244          29,566          (2,013)     (20,888)       27,111
Issuance of common stock
                                     112,649           1          939              --              --         (128)          812
Conversion of subordinated
   debentures
                                   1,346,154          13       17,487              --              --           --        17,500
Purchase of treasury stock
                                          --          --           --              --              --       (1,219)       (1,219)
Net earnings, 52 weeks
   ended April 29, 1995                   --          --           --          22,509              --           --        22,509
Foreign currency
   translation adjustments                --          --           --              --             516           --           516
Other                                     --          --           --             180              --           --           180
                                  ----------     -------     --------         -------        --------     --------      --------
Balance, April 29, 1995           21,622,726         216       38,670          52,255          (1,497)     (22,235)       67,409
Issuance of common stock
                                     240,211           3        1,919              --              --           --         1,922
Purchase of treasury stock
                                          --          --           --              --              --      (17,277)      (17,277)
Net earnings, 52 weeks
   ended April 27, 1996                   --          --           --          20,004              --           --        20,004
Foreign currency
   translation adjustments                --          --           --              --            (622)          --          (622)
                                  ----------     -------     --------         -------        --------     --------      --------
Balance, April 27, 1996           21,862,937         219       40,589          72,259          (2,119)     (39,512)       71,436
Issuance of common stock
   and warrant                       638,405           6        9,742              --              --           --         9,748
Purchase of treasury stock
                                          --          --           --              --              --       (6,619)       (6,619)
Net earnings, 53 weeks
   ended May 3, 1997                      --          --           --          23,422              --           --        23,422
Temporary equity relating
   to put options                         --          --         (875)             --              --           --          (875)
Foreign currency
   translation adjustments                --          --           --              --            (756)          --          (756)
                                  ==========     =======     ========         =======        ========     ========      ========
Balance, May 3, 1997              22,501,342     $   225     $ 49,456         $95,681        $ (2,875)    $(46,131)     $ 96,356
                                  ==========     =======     ========         =======        ========     ========      ========


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

United States ("U.S.") income taxes with respect to the undistributed earnings of the Company's foreign subsidiaries have not been provided since it is the intention of management that the undistributed earnings will be reinvested or transferred to the Company without giving rise to U.S. tax liabilities. The total amount of unremitted earnings of non-U.S. subsidiaries was approximately $51.4 million at May 3, 1997.

(g)  Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock-based compensation awards. Accordingly, no compensation cost has been recognized for the awards granted under the Plans.

(h)      Foreign currency translation

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

(i)      Share information

Weighted average common and common equivalent shares outstanding include the dilutive effect of outstanding stock options and warrants for all periods presented. Fully diluted earnings per share has not been presented as it is not materially different from primary earnings per share. Weighted average common and common equivalent shares for the 1997, 1996 and 1995 periods include the effect of the shares issued upon conversion of the Company's convertible subordinated debentures since the date of conversion.

(j)      Financial Instruments

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

(k)      Use of Estimates in the Preparation of Financial Statements

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

(l)      Business segment

The Company and its subsidiaries operate in one business segment, providing printed packaging products to the entertainment, cosmetic, tobacco and other consumer product industries.

(m)      Fiscal periods

Reference to 1997, 1996 and 1995 in the accompanying notes to the consolidated financial statements refer to the fiscal periods ending May 3, 1997, April 27, 1996 and April 29, 1995, respectively.

(n)      Reclassifications

Certain reclassifications have been made to the prior years balances to conform with the current year's presentation.

2.       BUSINESS ACQUISITIONS AND INVESTMENTS

Premium Group Acquisition

Effective January 1, 1994, the Company purchased certain of the United States and Canadian assets of the Premium Packaging Group of Cascade Paperboard International, Inc. (the "Premium Group"). In connection with this acquisition, the Company had $5.0 million of contingent consideration accrued as of April 27, 1996. This amount was paid in May, 1996. In addition, the Company issued to the seller a warrant for 35,000 shares of the Company's common stock at an exercise price of $13.50 per share.

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

                                                                  MAY 3,          APRIL 27,
                                                                   1997             1996
                                                                 --------         --------
Excess of cost over the fair value of businesses acquired        $ 20,960         $ 21,373
Accumulated amortization                                           (1,780)          (1,165)
                                                                 --------         --------
                                                                 $ 19,180         $ 20,208
                                                                 ========         ========


3.       INVENTORIES

                                  MAY 3,        APRIL 27,
                                   1997           1996
                                 -------        -------
Raw material and supplies        $16,432        $18,111
Work in process                    8,209          8,248
Finished Goods                    17,650         15,038
                                 -------        -------
                                 $42,291        $41,397
                                 =======        =======

4.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at historical cost. Depreciation and amortization of property, plant and equipment from continuing operations was $15.3 million, $13.0 million and $12.3 million in 1997, 1996 and 1995, respectively. Capitalized interest costs related to the construction of plant and equipment were $450 thousand, $1.1 million and $377 thousand in 1997, 1996, and 1995, respectively.

                                                 RANGE OF
                                                   USEFUL                MAY 3,           APRIL 27,
                                                    LIFE                  1997              1996
                                               ----------------------------------------------------
Land                                                 -                     $4,022           $4,062
Building and improvements                      30 - 40 years               43,739           40,766
Machinery and equipment                         7 - 13 years              174,688          168,640
Leasehold improvements                               -                      5,715            5,198
Construction in Progress                             -                      7,674            4,492
                                                                ----------------------------------
                                                                          235,838          223,158
Accumulated depreciation and amortization                                 (79,682)         (70,079)
                                                                ----------------------------------
                                                                         $156,156         $153,079
                                                                ==================================



5.       ACCRUED EXPENSES


                                                              MAY 3,       APRIL 27,
                                                               1997           1996
                                                             -------        -------
Accrued salaries, employee benefits and payroll taxes        $ 6,363        $ 6,774
Accrued contingency payment to Premium Group sellers              --          5,000
Other accrued expenses                                         5,851          5,284
                                                             -------        -------
                                                             $12,214        $17,058
                                                             =======        =======


6.       LONG-TERM DEBT/FINANCE AGREEMENTS

                                 MAY 3,          APRIL 27,
                                 1997              1996
                              ---------         ---------
Senior term notes (a)         $  75,000         $ 114,000
Long-term revolver (a)           46,856            32,588
                              ---------         ---------
                                121,856           146,588
Current maturities              (15,000)          (24,000)
                              ---------         ---------
                              $ 106,856         $ 122,588
                              =========         =========


(a) In order to facilitate the Company's expansion into China, effectuate the Company's stock re-purchase program and other global opportunities which may arise over the next several years, on May 2, 1997, the Company entered into a new credit agreement with its lending banks to replace its existing credit facility. The new credit facility provides for up to $200 million of borrowings and consists of a $75 million term loan to be paid in equal quarterly installments over five years and a $125 million revolving credit facility maturing at the end of five years. The revolving credit is available, in its entirety, without any borrowing base limitation. Borrowings pursuant to the facility will bear interest at the discretion of the Company, at either the Bank's prime rate (8.5% at May 3, 1997) or at the LIBOR rate (three month term of 5.82% at May 3, 1997) plus 50 to 100 basis points based upon financial ratios as defined in the underlying Agreement. Initially, borrowings bear interest at 75 basis points above the LIBOR rate. Unused commitment fees will range from
17.5 to 30 basis points (initially 25 basis points based upon the same financial ratios). The Company had $1.6 million in outstanding letters of credit under the credit facility at May 3, 1997.

In connection with the establishment of new credit facilities in the fourth quarter of 1997 and the third quarter of 1996, the Company recorded net of tax extraordinary charges representing the write-off of previously deferred finance costs incurred in connection with the respective facilities of approximately $336 thousand and $1.4 million, respectively.

The underlying loan agreement for the borrowings referred to in (a) above includes covenants related to levels of debt to cash flow, current assets to current liabilities, fixed charge coverage, net worth and investments (including investments in the Company's own common stock), and limits the amount of retained earnings available for payment of dividends. At May 3, 1997, there was approximately $18.7 million of retained earnings available for the payment of dividends. The borrowings are collateralized by substantially all of the capital stock of the Company's subsidiaries.

Based upon the borrowing rates currently available to the Company for bank loans with similar terms, the fair value of the senior long-term debt approximates the carrying value.

Aggregate maturities of long-term debt are as follows:

                       Fiscal year ending:
                       1998                               $15,000
                       1999                                15,000
                       2000                                15,000
                       2001                                15,000
                       2002                                61,856
                                                     ------------
                                                         $121,856
                                                     ============

The effective interest rate on the Company's borrowings was 6.69%, 6.74% and 6.86% in 1997, 1996 and 1995, respectively.

In September 1994, 100% of the Company's $17.5 million of convertible subordinated notes were converted at $13.00 per share into approximately 1.35 million shares of common stock.

Interest Rate Swap Agreements

At May 3, 1997, the Company had two outstanding intermediate-term interest rate swap agreements, each relating to approximately $35.0 million of borrowings under the credit facility. Under the first agreement, the Company pays a fixed rate of 6.19% and receives a floating rate based on LIBOR, as determined in three-month intervals (5.82% at May 3, 1997). This agreement terminates May 5, 1998. Under the second agreement, the Company pays a fixed rate of 5.98% and receives a floating rate based on LIBOR, as determined in three-month intervals. This agreement terminates November 3, 1997. These transactions effectively change a portion of the Company's interest rate exposure from a floating-rate to a fixed-rate basis.

In July 1997, the Company entered into a reversion swap agreement relating to $50.0 million of borrowings under the credit facility. Under the agreement, the Company pays a fixed rate of 5.73% and receives a floating rate based upon LIBOR, as determined in three month intervals. This agreement terminates in April 2002. This transaction effectively changes a portion of the Company's interest rate exposure from a floating-rate to a fixed-rate basis. After the first year, however, the fixed rate reverts back to floating for any three month period during which the LIBOR rate (5.81% at July 1, 1997) exceeds 6.625%. The rate reverts back to the fixed rate of 5.73% for any subsequent period for which the LIBOR rate drops below 6.625%.

The fair value of the interest rate swap agreements are immaterial to the financial statements of the Company.

In October 1994, the Company assigned to a bank an interest rate swap agreement relating to $42.0 million of its senior term notes for cash proceeds of approximately $1.3 million. The proceeds have been recorded as a deferred credit on the accompanying balance sheet which is being amortized as a reduction of interest expense over the remaining life of the related swap agreement. At May 3, 1997, $91 thousand of deferred gain remains which will be amortized in fiscal 1998.

7.       INCOME TAXES

Earnings from continuing operations before provision for income taxes and extraordinary item is comprised of the following:

                      MAY 3,        APRIL 27,      APRIL 29,
                       1997           1996           1995
                     -------        -------        -------
United States        $17,248        $16,428        $21,901
Foreign               22,919         17,798         14,282
                     -------        -------        -------
                     $40,167        $34,226        $36,183
                     =======        =======        =======


The provision for income taxes is comprised of the following:

                    MAY 3,       APRIL 27,       APRIL 29,
                     1997          1996           1995
                   -------        -------        -------
Current
    Federal        $ 1,893        $ 2,840        $ 4,975
    State              579            630            852
    Foreign          7,568          5,744          3,828
                   -------        -------        -------
                    10,040          9,214          9,655
                   -------        -------        -------
Deferred
    Federal          3,467          2,730          2,339
    State              810            266            174
    Foreign            905            762          1,517
                   -------        -------        -------
                     5,182          3,758          4,030
                   -------        -------        -------
                   $15,222        $12,972        $13,685
                   =======        =======        =======


The Company's effective tax rate differs from the statutory U. S. Federal income tax rate as a result of the following:

                                                   MAY 3,         APRIL 27,      APRIL 29,
                                                    1997            1996          1995
                                                  ------          --------       --------

Statutory U.S. Federal tax rate                     35.0%           35.0%          35.0%
State income taxes, net of Federal benefit           2.2             1.7            1.8
Foreign income tax rate differentials                1.1              .8            1.0
Other                                                (.4)             .4             --
                                                  ------          ------         ------
                                                    37.9%          37.9%           37.8%
                                                  ======          ======         ======

The tax effects of significant items comprising the Company's net deferred tax liability are as follows:

                                                         MAY 3,         APRIL 27,       APRIL 29,
                                                         1997             1996             1995
                                                       --------         --------         --------
Deferred tax asset (liability):
    Property, plant and equipment                      $(20,366)        $(15,603)        $(12,360)
    Other assets                                            155             (422)            (359)
    Accounts receivable                                     140              163              509
    Inventories                                             941              607              666
    Accrued expenses                                        153              140              138
    State net operating loss and investment tax
        credit carryforwards                              1,912            1,375            1,285
    Employee benefits                                        86              209              297
    Other current assets                                   (617)              30              195
                                                       --------         --------         --------
                                                        (17,596)         (13,501)          (9,629)
   Valuation Allowance                                   (1,730)            (765)            (691)
                                                       --------         --------         --------
                                                       $(19,326)        $(14,266)        $(10,320)
                                                       ========         ========         ========

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

8.       COMMITMENTS AND CONTINGENCIES

(a)      Lease Agreements

The Company is committed for annual rentals under noncancellable operating leases for production and office facilities expiring on various dates through 2010. Several leases include one year renewal options. The minimum future rental commitments under noncancellable leases, exclusive of taxes and utilities, are as follows:

Fiscal year ending:
                       1998                                $2,370
                       1999                                 2,198
                       2000                                 1,804
                       2001                                 1,299
                       2002                                   936
                    Thereafter                              9,361
                                                     ------------
                                                          $17,968
                                                     ============


Rent expense under operating leases from continuing operations approximated $2.5 million, $2.8 million and $2.8 million in 1997, 1996 and 1995, respectively.

(b)      Treasury Stock

The Company's Board of Directors has authorized the purchase of the Company's common stock as follows:

    DATE OF AUTHORIZATION                        AUTHORIZED SHARES
        January 1993                                2.0 million
        December 1995                               2.0 million
         April 1997                                 1.24 million

Shares are authorized for purchase from time to time in the open market, subject to the terms of the Company's credit facility. As of May 3, 1997, 2.5 million shares remain authorized for purchase. Since May 3, 1997 and through July 1, 1997, the Company purchased an additional 454,000 shares at a total cost of $8.3 million.

(c)      New Facility

The Company has committed to building a state-of-the-art manufacturing facility in the city of Guangzhou, China. The facility and related equipment will require a capital investment of approximately $40.0 million. Through May 3, 1997 the Company has invested approximately $3.6 million representing costs associated with the lease of the related land and expenses associated with the design and architecture of the facility. The Company expects to spend the remaining $36.4 million during fiscal 1998, and has entered into a construction contract for the facility, as well as contracts with various equipment vendors to provide the related equipment. The Company anticipates paying for this investment with funds generated from operations as well as the existing credit facility.

(d)      Legal Matters

In November 1995, an action against the Company was filed in the United States District Court of the Southern District of New York. The amended complaint alleged that the Company's 1995 proxy statement violates Section 14A of the 1934 Act and Section 14A-9 of the regulations promulgated thereunder because, inter alia, the "1995 Performance Bonus Plan was vaguely and inadequately described" in the proxy and because the proxy omitted material information concerning the bonus plan. The amended complaint also alleged that the Proxy "failed to disclose the material terms" or "performance goals" of the Bonus Plan which Plaintiff alleges was required by Section 162(m) of the Internal Revenue Code. The plaintiff was seeking a declaration that the proxy violated Section 14A and regulations promulgated thereunder and an injunction preventing the Company from making awards under the Bonus Plan until additional disclosures are made and the shareholders approve the Plan. During the third quarter of fiscal 1997, this case was dismissed, with prejudice, with all parties exchanging releases. The Company neither modified, amended or revoked the Plan in response to the suit, nor paid damages of any kind to the plaintiff.

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

9.       STOCKHOLDERS' EQUITY

(a)      Stock Incentive Plans

In August 1986, the Company established a non-qualified stock option plan (the "1986 Plan") and authorized the issuance of options to purchase an aggregate 847,500 shares of common stock to key employees, officers and directors at the market price at the date of the grant. In October 1990, the Company made available for future grant options to acquire an additional 600,000 shares of common stock under a nonqualified stock option plan. In July 1993, the Company established the 1993 Incentive Program (the "1993 Program"). The 1993 Program permits the granting of any or all of the following types of awards: (i) stock options, including incentive stock options ("ISO's"), (ii) stock appreciation rights ("SAR's"), in tandem with stock options or freestanding, (iii) restricted stock, (iv) director's options, and (v) restored options. Under the 1993 Program, an additional 1.0 million shares were made available for grant which may be increased in certain circumstances not to exceed a total of $2.0 million shares available under the 1993 Program. Options granted prior to December 1994 become exerciseable over four years from the date of grant at a rate of 25% each year, and expire five years from the date of grant. Grants made subsequent to November 1994 become exerciseable over five years from the date of grant at the rate of 20% of the grant each year, and expire 10 years from the date of grant.

A summary of changes in stock options and awards follows:

                                       Options
                                     Available for               Outstanding Options
                                     Future Grant             Number           Price Per Share
                                     ------------             ------           ---------------
Balance May 1, 1994                     982,932              849,544           $ 4.98 - $13.75
    Restricted Stock Award             (114,497)                --                        --
    Options granted                    (271,320)             271,320           $14.75 - $20.25
    Options exercised                      --                (94,651)          $ 4.98 - $ 9.81
    Options canceled                     43,586              (43,586)          $ 8.50 - $19.00
                                       --------           ----------           ---------------
Balance April 29, 1995                  640,701              982,627           $ 5.57 - $20.25
    Restricted Stock Award               (6,759)                --                   --
    Options granted                    (221,015)             221,015           $14.25 - $16.00
    Options exercised                      --               (104,134)          $ 5.57 - $13.75
    Options canceled                     31,875              (31,875)          $ 7.00 - $13.75
                                       --------           ----------           ---------------
Balance April 27, 1996                  444,802            1,067,633           $ 7.00 - $20.25
     Increase in 1993 Program            23,639
     Options granted                   (299,895)             299,895           $16.38 - $18.13
     Options exercised                     --               (334,859)          $ 7.00 - $19.00
     Options canceled                     7,800               (7,800)          $         16.50
     Options lapsed                    (171,829)                --                   --
                                       --------           ----------           ---------------
Balance May 3, 1997                       4,517            1,024,869           $ 8.64 - $20.25
                                       ========           ==========           ===============

                               Options Outstanding

                                                                        Weighted Average
             Range of Exercise             Number of Options         Remaining Contractual       Weighted Average
                  Prices                      Outstanding               Life (in Years)           Exercise Price
             -----------------             -----------------         ---------------------       ----------------
             $ 8.64 - $13.00                     145,800                       1.5                    $ 8.84
             $13.01 - $17.00                     604,560                       7.3                    $15.63
             $17.01 - $20.25                     274,509                       3.4                    $18.28
                                               ---------                    ------                    ------
                                               1,024,869                       5.4                    $15.38
                                               =========                    ======                    ======



                                                                                Options Exerciseable
                               Options Outstanding

                                                                        Weighted Average
             Range of Exercise             Number of Options         Remaining Contractual       Weighted Average
                  Prices                      Outstanding               Life (in Years)           Exercise Price
             -----------------             -----------------         ---------------------       ----------------
               $ 8.64 - $13.00                  100,375                        1.2                   $ 8.90
               $13.01 - $17.00                  163,155                        5.3                   $14.96
               $17.01 - $20.25                  101,398                        2.8                   $18.29
                                                -------                     ------                   ------
                                                364,928                        3.5                   $14.22
                                                =======                     ======                   ======

Options previously authorized under the 1990 plan which were not granted as of April 27, 1996 were considered to have lapsed and are no longer available for future grant.

During 1995 and 1996 the Company issued a net 114,497 and 6,759 shares of restricted stock, respectively, to certain key employees. Fifty percent of these shares vested at the end of fiscal 1997 based upon the market performance of the Company's common stock. The remaining shares will vest at the end of fiscal 2002 if the employee continues to be employed by the Company.

In 1997, the Company granted an option to purchase 150,000 shares at $18.13 per share (the fair market value at the date of grant) to the Chief Executive Officer and President ("the Executive"). These options are not pursuant to any of the previously described plans. The option vests immediately, has demand registration rights and expires ten years from the date of the grant.

In 1997, the Board of Directors authorized an additional 750,000 shares available for future grant under the 1993 Program subject to shareholder approval.

(b)      New Accounting Pronouncement

Under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following assumptions: expected life, 7 years; 24% stock volatility; 7.1% risk free interest rate; and no dividends during the expected term. If the computed fair values of the 1997 and 1996 awards had been amortized to expense over the vesting period of the awards, the effect on pro forma net earnings and net earnings per share would not have differed materially from the reported results.

(c)      Common Stock Purchase Warrants

During fiscal 1996, as amended in fiscal 1997, the Company issued warrants to purchase 400,000 shares of its common stock to a customer who concurrently entered into a long-term supply agreement with the Company. The warrant is exerciseable immediately at $15.00 per share (the market value at the date of grant) and expires September 1, 2001. At such time as the customer may exercise the warrant, any cash volume discount previously paid to the customer (and charged to the Company's operations) based upon minimum levels of purchases will be refunded to the Company and included in additional paid-in-capital.

During 1993, the Company issued a warrant to purchase 300,000 shares of its common stock at an exercise price of $6.88 per share to a customer who concurrently entered into a long-term supply agreement with the Company. The customer was given the choice of either exercising the warrant or receiving a cash volume rebate based upon certain minimal levels of purchases from the Company during the term of the agreement. The warrant was exerciseable immediately upon issuance, whereas the cash volume rebate, if any, was to be paid after the expiration of the agreement. The customer exercised the warrant in the fourth quarter of 1997, and the related accrual for the cash volume rebate totalling $855 thousand, was transferred to additional paid-in capital.

During fiscal 1994, the Company issued a warrant to purchase 100,000 shares of its common stock at an exercise price of $13.50 per share to a customer, who concurrently entered into a new long-term supply agreement. In fiscal 1996, the agreement and the 100,000 share warrant were canceled and replaced by a new five year supply agreement pursuant to which the customer will receive a cash volume discount based upon certain minimum levels of purchases from the Company during the term of the agreement. In connection with the new agreement, the Company issued to the customer warrants to purchase 200,000 shares of its common stock at an exercise price of $15.00 per share. The warrants are exerciseable immediately upon issuance and expire concurrently with the supply agreement on July 31, 2001. The fair value of the warrant at the date of issuance was $900,000, which is being amortized on a straight line basis over the term of the supply agreement.

(d)      Reserved Shares

At May 3, 1997, there were 1,960,642 common shares reserved for issuance under the stock incentive plans, outstanding options and warrants.

(e)      Preferred Stock Purchase Rights

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

(f)      Temporary Equity Relating to Put Options

In April 1997, the Company sold common equity put options on 50,000 shares of its common stock which are exerciseable six months from the date of issuance and gave an independent party the right to sell such shares to the Company at a strike price of $17.50 per share. Temporary equity relating to put options on the accompanying consolidated balance sheet represents the amount the Company would be obligated to pay if all the put options were exercised.

Since May 3, 1997 and through July 1, 1997, the Company sold additional common equity put options on 25,000 shares of its common stock which are exerciseable six months from the date of issuance at a strike price of $18.00.

(g)      Related Party Transactions

CIGNA Corporation and its affiliates ("CIGNA"), was the holder of $15.0 million of the Company's debentures, which upon conversion represented 1.15 million shares of common stock. Accordingly, CIGNA has been considered a beneficial owner of more than 5% of the outstanding stock of the Company for the 1995 period presented. Amounts paid to CIGNA for interest and insurance costs for 1995 was $685 thousand.

A firm whose president and principal shareholder is a director of the Company exercised options in 1996 to purchase 14,821 common shares of the Company at an exercise price of $5.02 per share. In connection with the other investment described in Note 2, this firm received an option to purchase 25,000 shares of the Company's common stock at an exercise price of $13.50.

In May 1995, the Company loaned $2.0 million (included in other assets) to the Executive. The loan is due on May 4, 2000, and bears interest payable quarterly equal to the Applicable Federal Rate as defined (6.09% at May 3, 1997), adjusted monthly. Mandatory prepayments of this loan are required if the Executive's compensation exceeds certain thresholds. No prepayment was required for 1996 and the compensation committee of the Board of Directors waived the required prepayment for 1997. In March, 1996 the Company loaned the Executive an additional $800 thousand which was repaid in December 1996. Interest income related to these loans was $153 thousand and $115 thousand in 1997 and 1996, respectively.

The Company agreed to guaranty a portion of an $8.5 million loan made by a bank to the Executive in connection with his purchase of certain real estate. The Company's maximum liability under the guaranty is $3.0 million. The guaranty will terminate at such time as $4.3 million of the loan has been repaid by the Executive provided that: i) the unpaid portion of the loan is less than 75% of the then fair market value of the related real estate which was mortgaged to secure the loan; ii) the Executive's annual compensation meets or exceeds the level of annual compensation at the date of the guaranty; and iii) there are no defaults under the loan agreement. Pursuant to the terms of the loan agreement, a prepayment of $2.0 million must be made in each of November 1997, February 1998 and May 1998 and the remaining balance is due August 1998. In consideration for the Company's guaranty, the Executive agreed to pay to the Company a monthly fee of 1% per annum of the outstanding guaranty amount and to reimburse the Company for expenses incurred in connection with the guaranty.

10.      DISCONTINUED OPERATIONS

In March 1997 the Company announced that it would discontinue its transportation business ("Transport"), dispose of the related assets and outsource its future delivery requirements. Transport had provided freight delivery services to the Company as well as to other non-related customers. The Company believes that this transaction will enable management to concentrate more on its core business and reduce the Company's future freight and delivery expenses. In connection with the disposal of Transport, the Company recorded a loss on disposal of $488 thousand (net of income tax benefit of $298 thousand). During fiscal 1997, Transport's loss from operations was $699 thousand (net of income tax benefit of $426 thousand). For the years ended May 3, 1997, April 27, 1996 and April 29, 1995, Transport had revenues to outside customers of $5.8 million, $6.5 million and $5.7 million, respectively. The net assets of Transport were not material to the Company. As of May 3, 1997, substantially all of the costs associated with closing Transport had been paid.

11.      EMPLOYEE BENEFIT PLANS

(a)      Defined Contribution Plans

The Company has profit sharing plans as well as employee savings plans. Based upon the provisions of each employee savings plan, the Company matches a portion of the employees' voluntary contributions. The amounts contributed to the profit sharing plan in the United States were at the discretion of the Board of Directors, whereas the amounts contributed to the profit sharing plans in Canada are at the percentages provided for by the respective plans. Total provisions with respect to defined contribution plans approximated $2.8 million, $2.2 million and $1.6 million in 1997, 1996 and 1995, respectively.

(b)      Defined Benefit Plans

The Company has a frozen defined benefit plan covering certain employees of an acquired business that are now employees of the Company.

The vested benefit obligation, accumulated benefit obligation, projected benefit obligation and market value of plan assets all approximated $3.0 million as of May 3, 1997 and April 27, 1996 (using a discount rate and expected rate of return on plan assets of 8% for both periods). All other disclosures with respect to the Company's defined benefit plans are not material to the Company's financial statements.

(c)      1995 Performance Bonus Plan

In July 1995, the Board of Directors approved the 1995 Performance Bonus Plan (the "Plan"), applicable to the Executive. Under the Plan, for each of the five fiscal years of the Company commencing with fiscal year 1996, the Executive will be entitled to a graduated bonus (the "Performance Bonus") based upon a comparison of the Company's earnings from operations plus depreciation and amortization (the "Performance Measure") in that award year with the immediately preceding fiscal year. The size of the Performance Bonus, if any, is tied to the level of the Company's performance, as measured by the Performance Measure. The maximum Performance Bonus payable in respect of any award year under the Plan is $2.0 million. No bonus was payable under the terms of this Plan for 1996. For fiscal 1997, a bonus of approximately $1.2 million would have been earned, had the Executive not voluntarily agreed to accept no more than $450,000.

12.      MAJOR CUSTOMER AND CREDIT CONCENTRATIONS

Approximately 23% and 14% of net sales during 1997 were derived from sales to two customers and their affiliates. Approximately 20% and 16% of net sales during 1996 were derived from sales to two customers and their affiliates. Approximately 17% and 13% of net sales during 1995 were derived from sales to two customers and their affiliates.

The Company's customers are primarily large entertainment, tobacco and other consumer products companies who produce products in the United States and Canada. At May 3, 1997, approximately 39% and 14% of accounts receivable related to customers in the tobacco and music industries, respectively. Approximately 25% of accounts receivable are due from Canadian companies.

13.      GEOGRAPHIC OPERATIONS

                                          MAY 3,           APRIL 27,         APRIL 29,
                                           1997              1996              1995
                                         --------          --------          --------
Net Sales
    Domestic                             $251,691          $227,566          $213,546
    Foreign                               173,621           160,279           137,815
                                         --------          --------          --------
                                         $425,312          $387,845          $351,361
                                         ========          ========          ========
Net Earnings
    Domestic (a)                         $  7,773          $  9,181          $ 13,572
    Foreign                                15,649            10,823             8,937
                                         --------          --------          --------
                                         $ 23,422          $ 20,004          $ 22,509
                                         ========          ========          ========
Identifiable Assets at Year-End
    Domestic                             $192,220          $190,479          $165,388
    Foreign                                85,658            85,435            79,876
                                         --------          --------          --------
                                         $277,878          $275,914          $245,264
                                         ========          ========          ========

(a)  Net of loss on discontinued operations.

The Company's foreign operations are conducted in Canada.

                         Page intentionally left blank

ITEM  9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The directors of the Company are identified in the table below. Each Class I Director has been elected to serve for a term to expire in 1999; each Class II Director has been elected to serve for a term to expire in 1997; and each Class III Director has been elected to serve for a term to expire in 1998.

                                    DIRECTORS

                                                                                    YEAR FIRST
                                                                                      BECAME
         NAME                                 AGE                                   A DIRECTOR
         ----                                 ---                                   ----------

                                  CLASS I:  TERM TO EXPIRE IN 1999

Melvin L. Braun(1)(2)                          75                                      1987
Floyd S. Glinert (4)                           68                                      1968


                                 CLASS II:  TERM TO EXPIRE IN 1997

R. Timothy O'Donnell(2)(3)                     41                                      1991
Kevin J. Bannon(3)                             45                                      1992
William P. Weidner(3)                          52                                      1993


                                CLASS III:  TERM TO EXPIRE IN 1998

Howard M. Liebman(4)                           55                                      1996
Marc P. Shore(1)(4)                            43                                      1982
Seymour Leslie(1)(2)                           74                                      1985


(1)      Member of the Executive Committee of the Board of Directors.

(2)      Member of the Audit Committee of the Board of Directors.

(3) Member of the Compensation and Stock Option Committee of the Board of Directors (the "Compensation Committee").

(4) Also serves as an Executive Officer of the Company. See "Executive Officers" table below.

         The executive officers of the Company are identified in the table below. Each executive officer of the Company serves at the pleasure of the Board of Directors.

                               EXECUTIVE OFFICERS

                                              YEAR
                                            BECAME AN
                                            EXECUTIVE
        NAME                    AGE          OFFICER                  POSITIONS
        ----                    ---          -------                  ---------

Marc P. Shore                    43            1982         Chairman of the Board, Chief Executive Officer and President

Floyd S. Glinert                 68            1968         Executive Vice President-Marketing and Director

Howard M. Liebman                55            1994         Executive Vice President, Chief Financial Officer and Director

Charles Kreussling               68            1966         Executive Vice President-Manufacturing

Kenneth M. Rosenblum             54            1988         Senior Vice President-Sales

William H. Hogan                 38            1995         Vice President - Finance/Corporate Controller

Andrew N. Shore                  44            1996         Vice President, General Counsel and Secretary


Biographical Information

         Marc P. Shore was elected Chairman of the Board and Chief Executive Officer of the Company following the passing of his father, Paul B. Shore, the founder of the Company, in January 1996. He has served as the President of the Company since October 1991, and has been employed by the Company in various executive capacities since 1982.

         Howard M. Liebman joined the Company as Executive Vice President and Chief Financial Officer in June 1994. He was elected as a director of the Company in January 1996 to fill the vacancy created by the passing of Paul B. Shore. Mr. Liebman is a Certified Public Accountant. Prior to joining the Company, Mr. Liebman had been an audit partner for more than twenty years at the accounting firm of Deloitte & Touche LLP, where he was actively involved in the Company's account.

         Floyd S. Glinert has been employed by the Company since 1968. Mr. Glinert is responsible for certain aspects of the Company's marketing management including advertising, sales promotion and public relations. In addition, he is responsible for the development and planning of new packaging opportunities.

         Melvin L. Braun was a partner of Touche Ross & Co. (now known as Deloitte & Touche LLP), New York, New York, and predecessor firms from 1950 until he retired on September 1, 1987. Mr. Braun currently serves as a special assistant to the Chairman and as a director of Conair Corp. He also acts as an independent consultant to Euro-Russian Banking Corp. and its subsidiaries.

         R. Timothy O'Donnell is the President of Jefferson Capital Group, Ltd., an investment banking firm located in Richmond, Virginia. He has served in that capacity since August 1989. Mr. O'Donnell also serves on the boards of directors of All American Communications, Inc. and Cinergi Pictures, Inc.

         Kevin J. Bannon is an Executive Vice President and Chief Investment Officer of The Bank of New York. From April 1979 to the present date, Mr. Bannon has held various management positions with The Bank of New York. He is a Chartered Financial Analyst.

         Seymour Leslie has served as Chairman of the Leslie Group, Inc., an investment company, from March 1978 to the present date and as Co-Chairman of Leslie/Linton Entertainment, Inc., an investment and consulting firm, from March 1990 until the present date. Both companies are located in New York, New York. Mr. Leslie is also a director of Allied Digital Technologies, Inc.

         William P. Weidner is the President of LVSI Development, Inc., a developer of hotel and casino properties based in Las Vegas, Nevada. He assumed that position in December 1995. Previously, from 1985 until December 1995, he served as the President and Chief Operating Officer of Pratt Hotel Corporation, a worldwide operator and developer of casino and resort properties. He also served as the President of Hollywood Casino-Aurora, Inc., an operator of riverboat casinos, from 1992 until December 1995.

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

         Kenneth M. Rosenblum joined the Company in 1969 as an account executive for the music industry. From 1970 until 1993, Mr. Rosenblum served as Vice President-Sales of the Company. In 1993, he was promoted to Senior Vice President-Sales, Home Entertainment. In that capacity, he is responsible for all sales to video, music and computer software accounts.

         William H. Hogan joined the Company as Corporate Controller in June 1995, and in October 1996 was elected Vice President - Finance of the Company. Mr. Hogan, a Certified Public Accountant, was a senior manager with the accounting firm of Grant Thornton, LLP, from 1994 to 1995. From 1981 until 1994, Mr. Hogan was employed by the accounting firm of Deloitte & Touche LLP, where he was actively involved in servicing the Company. He was a senior manager with Deloitte & Touche LLP from 1989 until 1994.

         Andrew N. Shore has been a Vice President, the General Counsel and Secretary of the Company since June 1996. From May 1994 until May 1996, Mr. Shore practiced law as a solo practitioner in Los Angeles, California, concentrating in the areas of real estate finance and commercial law. During such time, he performed legal services for the Company. From April 1988 until May 1994, Mr. Shore was employed as an associate attorney with the law firm Karno, Schwartz & Friedman, where he concentrated in the areas of real estate finance and commercial law.

Section 16(a) Reporting Under The Securities Exchange Act of 1934

         Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of the Common Stock of the Company to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the Common Stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish the Company with copies of all Section 16(a) reports filed. Based solely on the Company's review of copies of the Section 16(a) reports filed for the fiscal year ended May 3, 1997, the Company believes that all reporting requirements applicable to its executive officers, directors, and more than ten percent stockholders were complied with for the fiscal year ended May 3, 1997, except that (i) Mr. Charles Kreussling failed to timely file a report in respect of the exercise of stock options to purchase 10,000 shares of Common Stock in February 1997 and the sale of 10,000 shares of Common Stock in April 1997; (ii) Mr. Andrew N. Shore failed to timely file a report in respect of becoming a Vice President and the General Counsel of the Company in June 1996; (iii) Mr. Floyd
S. Glinert failed to timely file a report in respect of the exercise of stock options to purchase 15,000 shares of Common Stock in March 1997; and (iv) Mr. Melvin L. Braun failed to timely file a report in respect of the exercise of stock options to purchase 2,000 shares of Common Stock in February 1997.

ITEM 11.  EXECUTIVE COMPENSATION

         The following summary compensation table sets forth certain information concerning the compensation of the Company's "Named Executive Officers" (the "Named Executive Officers") within the meaning of Item 402(a)(3) of Regulation S-K of the Securities Act of 1933 as amended (the "Act"), for each of the three fiscal years during the period ending May 3, 1997.

                           SUMMARY COMPENSATION TABLE


                                                                                          LONG TERM                 ALL
                                                                  ANNUAL                COMPENSATION               OTHER
                                                              COMPENSATION (1)             AWARDS              COMPENSATION(6)

                                                                                                Options to
                                                                                  Restricted    Purchase
                                                     Salary          Bonus       Stock Awards   Shares(4)
Name and Principal Position             Year *        ($)             ($)           ($)(3)        (#)               ($)
---------------------------            -------        ----           ----            ----         ----             -----
Marc P. Shore                        Fiscal 1997     815,385       450,000(2)         --        179,710(5)       155,520(7)
  Chairman of the Board,             Fiscal 1996     700,000        50,000            --         29,710           11,720
  Chief Executive Officer and        Fiscal 1995     500,000       225,000         607,068       29,708            9,078
  President
                                     -----------     -------       -------         -------      -------          -------

Floyd S. Glinert                     Fiscal 1997     305,757          --              --           --             16,938
  Executive Vice President -         Fiscal 1996     299,988          --              --           --             16,041
  Marketing and Director             Fiscal 1995     299,988          --              --           --             17,990

                                     -----------     -------       -------         -------      -------          -------

Charles Kreussling                   Fiscal 1997     215,385       125,000            --           --             18,449
  Executive Vice President -         Fiscal 1996     200,000       100,000            --           --             16,623
  Manufacturing                      Fiscal 1995     200,000        70,000            --           --             17,889

                                     -----------     -------       -------         -------      -------          -------

Howard M. Liebman                    Fiscal 1997     331,250       100,000            --         17,825          164,670(8)(9)
  Executive Vice President,          Fiscal 1996     275,000       100,000            --         17,825           41,626(8)
  Chief Financial Officer and        Fiscal 1995     249,616        78,000         333,753       57,824           22,484(8)
  Director
                                     -----------     -------       -------         -------      -------          -------

Kenneth M. Rosenblum                 Fiscal 1997     154,903       100,000            --         29,005            5,895
  Senior Vice President - Sales      Fiscal 1996     134,992           -0-            --          4,005            3,512
                                     Fiscal 1995     134,992        75,000         122,564        4,004            6,363
                                     -----------     -------       -------         -------      -------          -------
*  1997 was a 53 week year


(1) The aggregate amount of perquisites and other personal benefits for each of the Named Executive Officers did not equal or exceed the lesser of either $50,000 or 10% of the total of such individual's base salary and bonus, as reported herein for the applicable fiscal years, and is not reflected in the table.

(2) In fiscal 1997, Marc P. Shore received a $450,000 bonus. Mr. Shore was entitled to receive a cash bonus in excess of $1.2 million in fiscal 1997 under the Company's 1995 Bonus Plan (the "Bonus Plan"); however, Mr. Shore waived such bonus and accepted the $450,000 bonus.

(3) In July 1994, the Compensation Committee awarded shares of restricted stock (the "Restricted Shares") to certain key employees and executives pursuant to the Company's Long Term Incentive Program. The values reported in this column were calculated by multiplying the closing market price of the Common Stock as reported on NASDAQ on the date of grant by the respective number of Restricted Shares granted, without any adjustment for forfeiture or termination contingencies. The Restricted Shares were subject to a three year performance vesting requirement or, alternatively, an eight year employment vesting requirement. One-half of the Restricted Shares vested on April 30, 1997 and the remainder of the Restricted Shares are due to vest on April 30, 2002. If the grantee's employment terminates prior to vesting, the Restricted Shares awarded to him or her are forfeited. During the vesting period, the recipient may not dispose of, but may vote, the Restricted Shares and is entitled to receive any dividends paid on such Shares.

         The number and value of the aggregate Restricted Share holdings of each Named Executive Officer as of May 3, 1997 are set forth below. Values were calculated by multiplying the closing price of the Common Stock as reported on NASDAQ on May 2, 1997 (the last trading day in the fiscal year) by the respective number of Shares.

         Named Executive Officer               Shares (#)             Value ($)
         -----------------------               ----------             ---------
         Marc P. Shore (a)                      17,100                312,075
         Howard M. Liebman (b)                   9,401                171,568
         Kenneth M. Rosenblum (c)                3,452                 62,999

(a) In July 1994, 34,201 shares of Restricted Common Stock were granted to Mr. Shore, 17,101 of which vested on April 30, 1997.

(b) In July 1994, 18,803 shares of Restricted Common Stock were granted to Mr. Liebman, 9,402 of which vested on April 30, 1997.

(c) In July 1994, 6,905 shares of Restricted Common Stock were granted to Mr. Rosenblum, of which 3,453 vested on April 30, 1997.

(4) Stock options are granted under the terms and provisions of the Company's incentive and stock option plans (collectively, the "Incentive Plans"). For a description of the stock options awarded in fiscal year 1997, see "Option Grants in Last Fiscal Year".

(5) In fiscal 1997, Marc P. Shore was awarded non-qualified stock options to purchase 150,000 shares of the Company's Common Stock. In addition, in fiscal 1997 Mr. Shore was granted 29,710 options under the Company's 1993 Incentive Program (the "1993 Program"). (See "Option Grants in Last Fiscal Year - Footnote (2)").

(6) Amounts reported under this column include the dollar value of the following:

                                           Value of Life-
                                             Insurance     Contributions to 401(k)    Contributions to Profit-
                                             Premiums(a)   Employee Savings Plan (b)    Sharing Plan (c)
    Name                     Year                ($)             ($)                         ($)
                          -----------          -------       -----------                     ----
Marc P. Shore             Fiscal 1997          19,070           8,395                       --
                          Fiscal 1996           7,895           3,825                       --
                          Fiscal 1995             700           6,878                      1,500

                          -----------          ------          ------                      -----

Floyd S. Glinert          Fiscal 1997          10,538           6,400                       --
                          Fiscal 1996          10,538           5,503                       --
                          Fiscal 1995          10,538           5,952                      1,500

                          -----------          ------          ------                      -----

Charles Kreussling        Fiscal 1997          11,841           6,608                       --
                          Fiscal 1996          13,145           3,478                       --
                          Fiscal 1995          11,417           4,972                      1,500

                          -----------          ------          ------                      -----

Howard M. Liebman         Fiscal 1997          13,281           8,449                       --
                          Fiscal 1996           8,981           3,506                       --
                          Fiscal 1995           8,981            --                         --

                          -----------          ------          ------                      -----

Kenneth M. Rosenblum      Fiscal 1997           1,800           4,095                       --
                          Fiscal 1996           1,800           3,512                       --
                          Fiscal 1995           1,800           4,563                       --
                          -----------          ------          ------                      -----


         (a) Reflects life-insurance premiums paid by the Company on behalf of the Named Executive Officer.

         (b) Reflects contributions to the Company's tax-qualified 401(k) Employee Savings Plan that covers all employees who have completed 1,000 hours of service and one year of employment.

         (c) Reflects contributions to the Company's profit-sharing plan, which is maintained as a qualified plan under the Internal Revenue Code of 1986, as amended.

(7) Includes (i) $121,417 which represents the Company's share of premiums that were paid in fiscal 1997 under a Split Dollar Life Insurance Arrangement for the benefit of Marc P. Shore whereby the Company will generally recover in full its share of the premiums upon the cancellation, or purchase by Mr. Shore, of the life insurance policy or the payment of death benefits under the life insurance policy and (ii) $6,638 which represents disability premiums paid by the Company in fiscal 1997 on behalf of Marc P. Shore.

(8) Includes $53,586 earned in fiscal 1997, $29,139 earned in fiscal 1996 and $13,503 earned in fiscal 1995 by a Trust established by the Company for Mr. Liebman's benefit, pursuant to which income earned on the trust principal is accumulated for payment to Mr. Liebman upon his retirement from the Company. For a description of the Trust, see "Employment Agreements with Named Executive Officers".

(9) Includes $89,354 which represents the Company's share of premiums that were paid in fiscal 1997 under a Split Dollar Life Insurance Arrangement for the benefit of Howard M. Liebman whereby the Company will generally recover in full its share of the premiums upon the cancellation, or purchase by Mr. Liebman, of the life insurance policy or the payment of death benefits under the life insurance policy.

Option Grants In Last Fiscal Year

         The following table provides certain summary information concerning individual grants of stock options made to Named Executive Officers during the fiscal year ended May 3, 1997 under the Company's Incentive Plans. Except as set forth in the table below, during fiscal year 1997, the Company did not grant any stock options under the Company's Incentive Plans to any of the Named Executive Officers.

                                                                                                         Potential Realizable
                                                                                                       Value at Assumed Rates of
                                                                                                       Stock Price Appreciation
                                                                                                          for Option Term(1)

                            INDIVIDUAL GRANTS



                          Number of shares  Percent of Total Options    Exercise
                          underlying Grant    Granted to Employees       Price       Expiration             5%              10%
   Name                          (#)          in Fiscal Year (%)          ($)           Date               ($)              ($)
----------                 -------------           -------                ----          ----               ---              ---
Marc P. Shore                 150,000               33.34%              18.125         4/17/07          1,709,807       4,332,987
                               29,710                6.60%               17.00         5/01/06            317,636         804,952
Howard M. Liebman              17,825                3.96%               17.00         5/01/06            190,571         482,944
Kenneth M. Rosenblum           25,000                5.56%               16.50         6/05/06            259,419         657,419
                                4,005                 .89%               17.00         5/01/06             42,818         108,510



(1) Amounts represent hypothetical gains that could be achieved from the exercise of the respective stock options and the subsequent sale of the Common Stock underlying such options if the options were exercised at the end of the option terms. The gains are based upon assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted. The rates of appreciation are mandated by the rules of the Exchange Act and do not represent the Company's estimate or projection of the future Common Stock price.

(2) In fiscal 1997, Marc P. Shore was awarded non-qualified stock options to purchase 150,000 shares of the Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant (April 17, 1997). The options vest immediately and terminate ten years after the grant date.

(3) The stock options reported were awarded pursuant to the Company's 1993 Incentive Program (the "1993 Program") at exercise prices equal to the fair market value of the Common Stock on the date of grant. The options vest ratably over a five-year period and terminate ten years after the grant date, subject to early termination in the event of death or termination of the optionee's employment for any reason. Payment for options exercised may be in cash or shares of Common Stock, the fair market value of which is determined by the Compensation Committee in accordance with the terms of the 1993 Program.

Aggregated Option Exercises and Fiscal Year-End Option Values

         The following table provides certain summary information concerning stock option exercises during the fiscal year ended May 3, 1997 by the Named Executive Officers and the value of unexercised stock options held by the Named Executive Officers as of May 3, 1997.


                            Number of                                                              Value of Unexercised
                              Shares                           Number of Unexercised                  "In the Money"
                             Acquired         Value              Options at Fiscal                   Options at Fiscal
                            on Exercise      Realized               Year End(1)                         Year End(2)
    Name                       (#)              ($)                         (#)                                 ($)
-----------                   ------           ----              -------------------               --------------------
                                                             Exercisable    Unexercisable     Exercisable     Unexercisable
Marc P. Shore                 60,000          361,575          216,430          67,698          384,850          185,414
Floyd S. Glinert              30,000          256,875              -0-             -0-              -0-              -0-
Charles Kreussling            25,000          201,875              -0-             -0-              -0-              -0-
Howard M. Liebman               --               --             39,607          53,867           39,955           61,345
Kenneth M. Rosenblum          13,000          134,775           12,706          34,308           79,522           76,398


----------------
(1) Represents the aggregate number of stock options held as of May 3, 1997 which could and could not be exercised on that date pursuant to the terms of the stock option agreements related thereto and the Incentive Plans.

(2) Values were calculated by multiplying the closing market price of the Common Stock as reported on NASDAQ on May 2, 1997 (the last trading day of the fiscal year), by the respective number of shares and subtracting the exercise price per share, without any adjustment for any termination or vesting contingencies.

EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

Marc P. Shore

                  Marc P. Shore, the Company's Chairman, Chief Executive Officer and President, and the Company entered into a five-year employment agreement effective as of May 1, 1995. If a "change in control" of the Company, as defined in the agreement, occurs at any time during the last two years of the agreement, the term of the agreement will be automatically extended for an additional two years. The agreement grants Mr. Shore an annual base salary of $600,000 per annum, subject to periodic increases at the discretion of the Board of Directors. Mr. Shore's annual base salary is currently $800,000. Mr. Shore is also entitled to participate in the Company's Bonus Plan, a five-year plan, pursuant to which he is eligible to receive performance bonuses of up to $2 million per covered year if certain pre-established thresholds are met. The agreement also expressly authorizes the Company to grant Mr. Shore discretionary bonuses outside of the scope of the Bonus Plan. If Mr. Shore's employment by the Company is terminated in connection with a "change in control" of the Company, as defined in the agreement, he would be entitled to a lump sum payment equal to approximately three times his average annual compensation, as defined in the agreement, during the Base Period. The agreement requires the Company to maintain term life insurance on the life of Mr. Shore and to carry supplemental disability insurance for his benefit. Mr. Shore was entitled to receive a bonus in excess of $1.2 million under the Bonus Plan on account of fiscal year 1997. However, he elected to forego that bonus and accepted a bonus of $450,000. (See "Executive Compensation - Summary Compensation Table").

Howard M. Liebman

                  The Company and Mr. Liebman entered into a five year employment agreement on June 3, 1994 pursuant to which Mr. Liebman currently receives an annual base salary of $325,000, subject to periodic increases at the discretion of the Board. The agreement provides that if Mr. Liebman's employment by the Company is terminated in connection with a "change in control" of the Company, as defined in the agreement, Mr. Liebman will be entitled to receive a lump sum payment equal to approximately three times his average annual compensation, as defined in the agreement, during the Base Period. The Company has also established a Trust for Mr. Liebman's benefit, pursuant to which income earned on the trust principal fund of $300,000 is accumulated for payment to Mr. Liebman upon his retirement from the Company, with the principal fund then being returned to the Company. The Trust earned $53,586 in fiscal year 1997.

COMPENSATION OF DIRECTORS

                  During the fiscal year ended May 3, 1997, each director who was not an officer or an employee of the Company (an "Outside Director") received a director's fee of $8,000 per annum plus $2,000 for attendance at each meeting of the Board of Directors and $1,000 for attendance at each meeting of a committee of the Board of Directors. All directors of the Company are also reimbursed for expenses. Under the 1993 Program, as amended in fiscal year 1997, the full Board of Directors, in its discretion, is authorized to grant to each Outside Director options to purchase shares of the Company's Common Stock, at option prices equal to the fair market value of the Company's Common Stock on the date of grant. During fiscal year 1997, each Outside Director received an option to purchase 4,000 shares of Common Stock pursuant to the 1993 Program. The vesting of the options and certain other terms of the options are determined by the full Board of Directors in its discretion. Typically, the terms of the options provide that the options are exercisable in full immediately upon the death of the grantee or retirement from the Board by reason of disability or upon a change of control of the Company (as defined in the 1993 Program). The options have a term of ten years, subject to early termination in the event the grantee retires or is removed from the Board.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

                  The Compensation Committee currently consists of Messrs. William P. Weidner, Kevin J. Bannon and R. Timothy O'Donnell. No member of the Company's Compensation Committee is a current or former officer or employee of the Company or any of its subsidiaries. There are no compensation committee interlocks between the Company and any other entities involving any of the executive officers or directors of such other entities.

                  Jefferson Capital Group, Ltd. ("Jefferson Capital"), an investment banking firm of which R. Timothy O'Donnell is the President and a principal shareholder, has served as an investment advisor to the Company on various matters. During fiscal year 1997, the Company's stockholders approved the grant of an option to Jefferson Capital for the purchase of 25,000 shares of the Company's Common Stock in recognition of such services.

                  The Bank of New York, of which Kevin J. Bannon is an Executive Vice President, is a participant in the Company's lending syndicate. The aggregate amount of The Bank of New York's participation in the Company's outstanding borrowings pursuant to credit facilities as at the end of fiscal year 1997 was approximately $14,850,000. The Bank of New York also acts as the Company's transfer agent.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

                  The outstanding voting stock of the Company as of July 1, 1997 consisted of 18,084,583 shares of Common Stock, with each share entitled to one vote. Beneficial ownership has been determined for purposes herein in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the "Exchange

Act"), under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power in respect of such securities or has the right to acquire beneficial ownership within 60 days. So far as is known to the Company, the following were the only beneficial owners of more than 5% of the outstanding Common Stock of the Company on such date:

               Name and Address                     Amount of Shares        Percent
              of Beneficial Owner                  Beneficially Owned       of Class
              -------------------                  ------------------       --------
Marc P. Shore(1)...............................        3,459,608             18.88%
         c/o Shorewood Packaging Corporation
         277 Park Avenue
         New York, NY 10172-0124
Ariel Capital Management, Inc.(2)                      2,440,705             13.50%
         307 North Michigan Avenue
         Chicago, Illinois 60601
Franklin Resources, Inc. (3)                           1,007,135              5.57%
         777 Mariners Island Blvd.
         San Mateo, California  94404

(1) Marc P. Shore is the President, Chairman and Chief Executive Officer of Company. The shares reflected in this column consist of: (1) 840,401 shares owned outright by Marc P. Shore, of which 17,100 shares are restricted shares awarded pursuant to the Company's Long Term Incentive Program which are subject to forfeiture (for a description of the restricted shares, see "Executive Compensation -- Summary Compensation Table - Footnote (3)"); (2) 235,107 shares which could be acquired on or within 60 days after July 1, 1997 upon the exercise of stock options granted under the Company's incentive and stock option plans (collectively, the "Incentive Plans"); (3) 495,900 shares held by the Estate of Paul B. Shore (the "Estate") (see discussion below); (4) 1,800,000 shares held by the Shore Family Partnership, L.P., a California limited partnership (the "Family Partnership") (see discussion below); and (5) 88,200 shares held by the Mindy Shore Trust (the "Family Trust", see discussion below).

         Pursuant to the terms of the will of Paul B. Shore, the founder of the Company who passed away in December 1995, Marc P. Shore has sole decision-making power with respect to all shares of Common Stock included in the Estate. The Estate held 495,900 shares of Common Stock as of July 1, 1997. Marc P. Shore disclaims beneficial ownership with respect to 495,900 of such shares.

         The Family Partnership is an investment partnership for the benefit of Marc P. Shore and the other children of Paul B. Shore. The Family Partnership terminates on January 1, 2030, subject to earlier termination by operation of law or under the terms of the Limited Partnership Agreement. By virtue of his control over the Shore Family LLC, which is the sole general partner of the Family Partnership, Marc
         P. Shore has effective decision-making power with respect to all shares of Common Stock owned by the Family Partnership. The Family Partnership owned 1,800,000 shares of Common Stock as of July 1, 1997. Marc P. Shore disclaims beneficial ownership as to 1,639,980 of such shares.

         Marc P. Shore serves as co-trustee of a trust which holds 88,200 shares of Common Stock for the benefit of one other child of Paul B. Shore. As co-trustee, Marc P. Shore shares decision-making authority with respect to any shares of Common Stock held by the trust. Marc P. Shore disclaims beneficial ownership of all of such shares.

(2) Represents shares held by investment advisory clients of Ariel Capital Management, Inc. This information is based solely upon the contents of filings under Section 13 of the Exchange Act made by Ariel Capital Management, Inc.

(3) Represents shares held by open or closed-end investment companies or other managed accounts which are advised by direct and indirect investment advisory subsidiaries of Franklin Resources, Inc. This information is based solely upon the contents of filings under Section 13 of the Exchange Act made by Franklin Resources, Inc.

EQUITY SECURITIES BENEFICIALLY OWNED BY THE DIRECTORS AND NAMED EXECUTIVE
OFFICERS

         According to information furnished to the Company as of July 1, 1997, the directors of the Company, the Company's "named executive officers" (the "Named Executive Officers") within the meaning of Item 402(a)(3) of Regulation S-K of the Securities Act of 1933, as amended (the "Act"), and all directors and executive officers as a group, beneficially owned shares of Common Stock of the Company as set forth below. Beneficial ownership has been determined for purposes herein in accordance with Rule 13d-3 of the Exchange Act under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power in respect of such securities or has the right to acquire beneficial ownership within 60 days.

                       Name                             Amount of Shares    Percent
                of Beneficial Owner                    Beneficially Owned   of Class
                -------------------                    ------------------   --------
Marc P. Shore(1) ..................................         3,459,608        18.88%
Charles Kreussling(2) .............................           218,475         1.21%
Floyd S. Glinert(3) ...............................           183,200         1.01%
Seymour Leslie(4) .................................           176,074           (5)
R. Timothy O'Donnell(6) ...........................           144,146           (5)
Howard M. Liebman(7) ..............................            76,866           (5)
Melvin L. Braun(8) ................................            23,356           (5)
William P. Weidner(9) .............................            26,400           (5)
Kevin J. Bannon(9) ................................            11,900           (5)
Kenneth M. Rosenblum(10) ..........................            95,967           (5)

All directors and executive officers as a group
(12 persons)(11)(12) ..............................         4,533,192        24.55%



(1)      See "Principal Stockholders - Footnote (1)."

(2) Includes 60,000 shares owned by Charles Kreussling's wife, as to which Mr. Kreussling disclaims beneficial ownership. The table does not include 500 shares owned by one of Mr. Kreussling's adult children who shares the same household.

(3) Includes 3,000 shares owned by Floyd S. Glinert's wife, as to which Mr. Glinert disclaims beneficial ownership.

(4) Includes: (i) 150,818 shares held by the Leslie Group, Inc., of which Seymour Leslie is Chairman of the Board and a principal stockholder; and (ii) 7,400 shares which could be acquired on or within 60 days after July 1, 1997 upon the exercise of Director Options granted under the Incentive Plans. (See "Executive Compensation -- Compensation of Directors").

(5)      Less than 1%.

(6) Includes: (i) 300 shares owned by Mr. O'Donnell's wife as custodian for their three minor children; (ii)14,821 shares owned by Jefferson Capital Group, Ltd. (of which Mr. O'Donnell is the President and a principal shareholder); (iii) 25,000 shares which could be acquired on or within 60 days after July 1, 1997 upon the exercise of an option granted to Jefferson Capital Group, Ltd.; and (iv) 9,400 shares which could be acquired on or within 60 days after July 1, 1997 upon the exercise of Director Options granted under the Incentive Plans. (See "Executive Compensation -- Compensation of Directors").

(7) Includes: (i) 54,063 shares which could be acquired on or within 60 days after July 1, 1997 upon the exercise of stock options granted under the Incentive Plans (see "Executive Compensation - Aggregated Option Exercises and Fiscal Year-End Option Values"); and (ii) 9,401 shares of restricted stock awarded under the Company's Long-Term Incentive Program, all of which are subject to forfeiture. (see "Executive Compensation -- Summary Compensation Table-Footnote (3)").

(8) Includes 9,400 shares which could be acquired on or within 60 days after July 1, 1997 upon the exercise of Director Options granted under the Company's Incentive Plans. (See "Executive Compensation -- Compensation of Directors").

(9) Includes 5,400 shares which could be acquired on or within 60 days after July 1, 1997 upon the exercise of Director Options granted under the 1993 Program. (See "Executive Compensation -- Compensation of Directors").

(10) Includes: (i) 21,207 shares which could be acquired on or within 60 days after July 1, 1997 upon the exercise of stock options granted under the Incentive Plans. (See "Executive Compensation -- Aggregated Option Exercises and Fiscal Year-End Option Values"); and (ii) 6,905 shares of restricted stock awarded under the Company's Long-Term Incentive Program, all of which are subject to forfeiture. (See "Executive Compensation - Summary Compensation Table - Footnote (3)").

(11) The total number of directors and executive officers of the Company includes two executive officers who were not included as Named Executive Officers for fiscal year 1997.

(12) Includes 377,377 shares subject to stock options which could be acquired on or within 60 days after July 1, 1997 and 29,953 shares of restricted stock awarded pursuant to the Company's long term incentive program, all of which are subject to forfeiture.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Jefferson Capital Group, Ltd. ("Jefferson Capital"), an investment banking firm of which R. Timothy O'Donnell is the President and a principal shareholder, has served as an investment advisor to the Company on various matters. In fiscal year 1997, the Company's stockholders approved the fiscal 1996 grant of an option to Jefferson Capital for the purchase of 25,000 shares of the Company's Common Stock in recognition of its services. See "Compensation Committee Interlocks and Insider Participation."

         The Bank of New York, of which Kevin J. Bannon is an Executive Vice President, is a participant in the Company's lending syndicate. The aggregate amount of The Bank of New York's participation in the Company's outstanding borrowings pursuant to credit facilities as at the end of fiscal 1997 was approximately $14,850,000. The Bank of New York also acts as the Company's transfer agent. See "Compensation Committee Interlocks and Insider Participation."

         In May 1995, the Company loaned Two Million Dollars to Marc P. Shore. The loan is due on May 4, 2000 and bears interest payable quarterly at the Applicable Federal Rate, as defined (6.09% at May 3, 1997), adjusted monthly. Mandatory prepayments of the loan are required if Mr. Shore's compensation exceeds certain specified thresholds. The Stock Option and Compensation Committee of the Company's Board of Directors waived the required prepayment for 1997. The aggregate principal amount outstanding under this loan as at the end of fiscal year 1997 was $2,000,000.

         In March 1996, the Company loaned an additional Eight Hundred Thousand Dollars to Marc P. Shore pursuant to a promissory note bearing interest at the rate of 6% per annum. The loan was repaid on December 30, 1996.

         The Company agreed to guaranty a portion of an $8.5 million loan made by The Chase Manhattan Bank to Marc P. Shore (the "Executive") in connection with his purchase of certain real estate located in Greenwich Connecticut. The Company's maximum liability under the guaranty is $3.0 million. The guaranty will terminate at such time as $4.3 million of the loan has been repaid by the Executive provided that: i) the unpaid portion of the loan is less than 75% of the then fair market value of the related real estate which was mortgaged to secure the loan; ii) the Executive's annual compensation meets or exceeds the level of annual compensation at the date of the guaranty; and iii) there are no defaults under the loan agreement. Pursuant to the terms of the loan agreement, a prepayment of $2.0 million must be made in each of November 1997, February 1998 and May 1998 and the remaining balance is due August 1998. In consideration for the Company's guaranty, the Executive agreed to pay to the Company a monthly fee of 1% per annum of the outstanding guaranty amount and to reimburse the Company for expenses incurred in connection with the guaranty.

         Bryan Shore Resnick, the sister of Marc P. Shore and Andrew N. Shore, is a travel agent with Reliable Travel, a travel agency which provides travel services to the Company. Based upon information provided to the Company by Reliable Travel, in fiscal year 1997, Reliable Travel earned approximately $106,000 in commissions of which approximately $53,000 was paid to Bryan Shore Resnick. Such commissions were earned in the ordinary course of business and to the best knowledge of the Company, the services performed were at terms no less favorable to the Company than had the services been provided by an unrelated third party.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) Financial Statements. See "Index to Financial Statements and Supplementary Data" in Item 8.

         (a)(2) Financial Statements Schedules. The financial statement schedules have not been included because they are not applicable, not material or the information is included in financial statements or notes thereto.

         (a)(3)   Exhibits

NUMBER                             DESCRIPTION
------                             -----------
 3.1     --       Certificate of Incorporation of the Company, as amended,
                  incorporated by reference to the corresponding Exhibit item to
                  Registration Statement on Form S-1, as amended, as filed with the Commission on September 4, 1986, Commission File No.
                  33-8490.

 3.2     --       Amended and Restated By-laws of the Company, incorporated by reference to the corresponding Exhibit item to Amendment No. 1 to Registration Statement on Form S-1, as filed with the
                  Commission on October 20, 1986, Commission File No. 33-8490.

 9.1     --       Intentionally Omitted.

10.1     --       through 10.4 Intentionally Omitted.

10.5     --       Agreement of Lease dated May 20, 1977 between Frank X.
                  Mascioli and Shorewood Packaging Corporation, a New York
                  corporation, relating to premises located at 55 Engineers
                  Lane, Farmingdale, New York, incorporated by reference to the corresponding Exhibit item to Registration Statement on Form
                  S-1, as amended, as filed with the Commission on September 4,
                  1986, Commission File No. 33-8490.

10.6     --       and 10.7 Intentionally Omitted.

10.08    --       through 10.40 Intentionally Omitted.

10.41    --       Non-Competition Agreement dated as of June 20, 1985 between
                  Shorewood Packaging Corporation of New York and Marc P. Shore,
                  incorporated by reference to the corresponding Exhibit item to
                  Registration Statement on Form S-1, as amended, as filed with the Commission on September 4, 1986, Commission File No.
                  33-8490.

10.42    --       Non-Competition Agreement dated as of June 20, 1985 between
                  Shorewood Packaging Corporation of New York and Floyd Glinert,
                  incorporated by reference to the corresponding

                  Exhibit item to Registration Statement on Form S-1, as amended, as filed with the Commission on September 4, 1986, Commission File No. 33-8490.

10.43    --       Non-Competition Agreement dated as of June 20, 1985 between
                  Shorewood Packaging Corporation of New York and Murray B.
                  Frischer, incorporated by reference to the corresponding
                  Exhibit item to Registration Statement on Form S-1, as
                  amended, as filed with the Commission on September 4, 1986,
                  Commission File No. 33-8490.

10.44    --       Non-Competition Agreement dated as of June 20, 1985 between
                  Shorewood Packaging Corporation of New York and Charles
                  Kreussling, incorporated by reference to the corresponding
                  Exhibit item to Registration Statement on Form S-1, as
                  amended, as filed with the Commission on September 4, 1986,
                  Commission File No. 33-8490.

10.45    --       Non-Competition Agreement dated as of June 20, 1985 between
                  Shorewood Packaging Corporation of New York and Kenneth
                  Rosenblum, incorporated by reference to the corresponding
                  Exhibit item to Registration Statement on Form S-1, as
                  amended, as filed with the Commission on September 4, 1986,
                  Commission File No. 33-8490.

10.46    --       through 10.50 Intentionally Omitted.

10.51    --       Lease dated as of April 30, 1987 between Shorewood Packaging
                  Corporation and Blamore Real Estate Company relating to the premises located at 10 East 53rd Street, New York, New York, incorporated by reference to the corresponding Exhibit item to
                  Registration Statement on Form S-1, as amended, as filed with the Commission on June 5, 1987, Commission File No. 33-14395.

10.52    --       through 10.56 Intentionally Omitted.

10.57    --       Asset Purchase Agreement, dated as of August 1, 1988, by and among Goody Products, Inc., Southeastern Box Co., Inc.,
                  Shorewood Packaging Corporation and Shorewood Box Co., Inc.,
                  incorporated by reference to the corresponding Exhibit item to
                  Quarterly Report on Form 10-Q for the quarter ended July 30,
                  1988 filed with the Commission on August 30, 1988, Commission file No. 0-15077.

10.58    --       Agreement, dated August 1, 1988, by and between Goody
                  Products, Inc. and Shorewood Packaging Corporation,
                  incorporated by reference to the corresponding Exhibit item to
                  Quarterly Report on Form 10-Q for the quarter ended July 30,
                  1988 filed with the Commission on August 30, 1988. Commission file No. 0-15077.

10.59    --       through 10.77 Intentionally Omitted.

10.78    --       Asset Purchase Agreement dated December 23, 1993 by and among
                  Shorewood Paperboard Corporation Limited, Shorewood
                  Acquisition Corporation of Delaware, Paperboard Industries
                  Corporation and Paperboard Industries Inc. incorporated by reference to the corresponding exhibit item to Form 8-K
                  Current Report of Shorewood Packaging Corporation filed with the Commission on January 28, 1994, Commission File No.
                  0-15077.

10.79    --       Sheeter Purchase Agreement dated December 23, 1993 by and
                  among Shorewood Acquisition Corporation of Delaware and
                  Paperboard Industries Inc. incorporated by reference to the corresponding exhibit item to Form 8-K Current Report of
                  Shorewood Packaging Corporation filed with the Commission on
                  January 28, 1994, Commission File No. 0-15077.

10.80    --       Restated and Amended Credit Agreement dated February 25, 1994 between Shorewood Packaging Corporation, Shorewood Corporation
                  of Canada Limited and NationsBank of North Carolina, N.A. and
                  The Bank of Nova Scotia incorporated by reference to the
                  corresponding exhibit item to Shorewood Packaging
                  Corporation's quarterly report on Form 10-Q for the fiscal quarter ended January 29, 1994, as filed with the Commission on March 15, 1994, Commission File No. 0-15077.

10.81    --       Trademark License Agreement dated January 14, 1994 between
                  Paperboard Industries Inc. and Shorewood Acquisition
                  Corporation of Delaware incorporated by reference to the
                  corresponding exhibit item to the Company's annual report on
                  Form 10-K for the fiscal year ended April 30, 1994, as filed with the Commission on July 29, 1994, Commission File No.
                  O-15077.

10.82    --       Non-Competition Agreement dated January 14, 1994 between
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

10.98    (a)      Employment Agreement dated January 25, 1996 and made effective as of May 1, 1995 between Shorewood Packaging Corporation and
                  Marc P. Shore incorporated by reference to the corresponding exhibit item to Quarterly Report on Form 10-Q/A for the
                  quarterly period ended October 28, 1995, as filed with the
                  Commission on February 20, 1996, Commission File No. 0-15077.

10.98    (b)      Stock Option Agreement dated as of February 1, 1996 between
                  Shorewood Packaging Corporation and Jefferson Capital Group,
                  LTD incorporated by reference to the corresponding exhibit item to Quarterly Report on Form 10-Q for the quarterly period ended January 27, 1996, as filed with the Commission on March
                  12, 1996, Commission File No. 0-15077.

10.99    --       Third Amendment to Amended and Restated Credit Agreement dated as of July 28, 1995, among Shorewood Packaging Corporation,
                  Shorewood Packaging Corporation of Canada Limited,
                  Nationsbank, N.A. (formerly known as NationsBank of North
                  Carolina, N.A.) and The Bank of Nova Scotia incorporated by reference to the corresponding exhibit item to the Company's annual report on Form 10-K for the fiscal year ended April 27,
                  1996, as filed with the Commission on July 26, 1996,
                  Commission File No. O-15077.

10.100   --       Fourth Amendment to Amended and Restated Credit Agreement
                  dated as of December 12, 1995, among Shorewood Packaging
                  Corporation, Shorewood Packaging Corporation of Canada
                  Limited, Nationsbank, N.A. (formerly known as NationsBank of
                  North Carolina, N.A.) and The Bank of Nova Scotia incorporated by reference to the corresponding exhibit item to the
                  Company's annual report on Form 10-K for the fiscal year ended
                  April 27, 1996, as filed with the Commission on July 26, 1996,
                  Commission File No. O-15077.

10.101   --       Fifth Amendment to Amended and Restated Credit Agreement dated as of January, 26, 1996 among Shorewood Packaging Corporation,
                  Shorewood Packaging Corporation of Canada Limited,
                  Nationsbank, N.A. (formerly known as NationsBank of North
                  Carolina, N.A.) and The Bank of Nova Scotia incorporated by reference to the corresponding exhibit item to the

                  Company's annual report on Form 10-K for the fiscal year ended
                  April 27, 1996, as filed with the Commission on July 26, 1996,
                  Commission File No. O-15077.

10.102   --       Promissory Note of Marc P. Shore dated March 15, 1996
                  incorporated by reference to the corresponding exhibit item to the Company's annual report on Form 10-K for the fiscal year ended April 27, 1996, as filed with the Commission on July 26,
                  1996, Commission File No. O-15077.

10.103   --       Sixth Amendment to Amended and Restated Credit Agreement dated as of July 2, 1996 among Shorewood Packaging Corporation,
                  Shorewood Packaging Corporation of Canada Limited,
                  Nationsbank, N.A. (formerly known as NationsBank of North
                  Carolina, N.A.) and The Bank of Nova Scotia incorporated by reference to the corresponding exhibit item to the Company's quarterly report on Form 10-Q for the quarterly period ended
                  August 3, 1996, as filed with the Commission on September 17,
                  1996, Commission File No. O-15077.

10.104   --       Promissory Note of Marc P. Shore dated July 13, 1996
                  incorporated by reference to the corresponding exhibit item to the Company's quarterly report on Form 10-Q for the quarterly period ended August 3, 1996, as filed with the Commission on
                  September 17, 1996, Commission File No. O-15077.

10.105   --       Promissory Note of Marc P. Shore dated August 22, 1996
                  incorporated by reference to the corresponding exhibit item to the Company's quarterly report on Form 10-Q for the quarterly period ended August 3, 1996, as filed with the Commission on
                  September 17, 1996, Commission File No. O-15077.

10.106   --       Promissory Note of Marc P. Shore dated November 11, 1996
                  incorporated by reference to the corresponding exhibit item to the Company's quarterly report on Form 10-Q for the quarterly period ended November 2, 1996, as filed with the Commission on
                  December 17, 1996, Commission File No. O-15077.

10.107   --       Seventh Amendment to Amended and Restated Credit Agreement
                  dated as of January 8, 1997 among Shorewood Packaging
                  Corporation, Shorewood Packaging Corporation of Canada
                  Limited, Nationsbank, N.A. (formerly known as NationsBank of
                  North Carolina, N.A.) and the Bank of Nova Scotia incorporated by reference to the corresponding exhibit item to the
                  Company's quarterly report on Form 10-Q for the quarterly
                  period ended February 1, 1997, as filed with the Commission on
                  March 18, 1997, Commission File No. O-15077.

10.108   --       Amended and Restated Credit Agreement dated as of May 2, 1997, among Shorewood Packaging Corporation, Shorewood Corporation of Canada Limited, Nationsbank, N.A., The Bank of Nova Scotia,
                  Creditanstalt-Bankverein, Crestar Bank, The Chase Manhattan
                  Bank, N.A., Banque Paribas, The Daiwa Bank, Ltd., Natwest
                  Bank, N.A., The Bank of New York, First Union National Bank of
                  North Carolina and United States National Bank of Oregon.

10.109   --       Guaranty dated as of May 13, 1997, made by Shorewood Packaging
                  Corporation in favor of the Chase Manhattan Bank.

10.110   --       Agreement for Engineering Procurement and Construction between
                  Shorewood Packaging Company (Guangzhou) Ltd. And Lam
                  Construction Company, Ltd. Dated as of July 11, 1997 (with exhibits omitted).

10.111   --       Amendment No. 1 to Stock Warrant Agreement as of December 4,
                  1996. *

10.112   --       Stock Option Agreement dated as of April 17, 1997 between
                  Shorewood Packaging Corporation and Marc P. Shore

21.1     --       Subsidiaries of Registrant.

23.1     --       Consent of Deloitte & Touche LLP.

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

                         SHOREWOOD PACKAGING CORPORATION

                    By:  /s/  Marc P. Shore
                         --------------------------------------------------
                              Marc P. Shore
                              Chairman of the Board and President and Chief
                                   Executive Officer

                                                             Date: July 22, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                          Title                                        Date
---------                          -----                                        ----
/s/  Marc P. Shore                 Chairman of the Board, President             July 22, 1997
-------------------------          and Chief Executive Officer and
     Marc P. Shore                 Director

/s/  Howard M. Liebman             Executive Vice President and
-------------------------          Chief Financial Officer and
     Howard M. Liebman             Director                                     July 31, 1997
                                   (Principal Financial Officer)

/s/  Floyd S. Glinert              Executive Vice President -
-------------------------          Marketing and Director                       July 22, 1997
     Floyd S. Glinert

/s/  William H. Hogan              Vice President - Finance/
-------------------------          Corporate Controller                         July 31, 1997
     William H. Hogan              (Principal Accounting Officer)

/s/  William Weidner               Director                                     July 23, 1997
-------------------------
     William Weidner

/s/  Timothy O'Donnell             Director                                     July 31, 1997
-------------------------
     R. Timothy O'Donnell

/s/  Melvin Braun                  Director                                     July 24, 1997
-------------------------
     Melvin Braun

/s/  Seymour Leslie                Director                                     July 23, 1997
-------------------------
     Seymour Leslie

/s/  Kevin J. Bannon               Director                                     July 24, 1997
-------------------------
     Kevin J. Bannon

                                  EXHIBIT INDEX

Item                                 Description
----                                 -----------

10.108   --       Amended and Restated Credit Agreement dated as of May 2, 1997, among Shorewood Packaging Corporation, Shorewood Corporation of Canada Limited, Nationsbank, N.A., The Bank of Nova Scotia,
                  Creditanstalt-Bankverein, Crestar Bank, The Chase Manhattan
                  Bank, N.A., Banque Paribas, The Daiwa Bank, Ltd., Natwest
                  Bank, N.A., The Bank of New York, First Union National Bank of
                  North Carolina and United States National Bank of Oregon.

10.109   --       Guaranty dated as of May 13, 1997, made by Shorewood Packaging
                  Corporation in favor of the Chase Manhattan Bank.

10.110   --       Agreement for Engineering Procurement and Construction between
                  Shorewood Packaging Company (Guangzhou) Ltd. And Lam
                  Construction Company, Ltd. Dated as of July 11, 1997 (with exhibits omitted).

10.111   --       Amendment No. 1 to Stock Warrant Agreement as of December 4,
                  1996. *

10.112   --       Stock Option Agreement dated as of April 17, 1997 between
                  Shorewood Packaging Corporation and Marc P. Shore

21.1     --       Subsidiaries of Registrant.

23.1     --       Consent of Deloitte & Touche LLP.

27       --       Financial Data Schedule.


* Portions of this document have been omitted from the filed text pursuant to an Application for Confidential Treatment which was filed with the Securities and Exchange Commission