Form 10-Q
period 1997-08-02
SHOREWOOD PACKAGING CORP
filed 1997-09-16
CIK 800266

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended    August 2, 1997

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to __________________.

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

                        YES   |X|         NO    |_|

                         APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

SEPTEMBER 1, 1997                                          18,143,000
       Date                                           Number of Shares

                         SHOREWOOD PACKAGING CORPORATION
                                AND SUBSIDIARIES


INDEX                                                             PAGE
Part I:     Financial Statements

Consolidated Balance Sheets
      August 2, 1997 (Unaudited) and
      May 3, 1997 (Audited)                                         3

Consolidated Condensed Statements of Earnings
      13 weeks ended August 2, 1997 (Unaudited) and
      14 weeks ended August 3, 1996 (Unaudited)                     4

Consolidated Condensed Statements of Cash Flows
      13 weeks ended August 2, 1997 (Unaudited) and
      14 weeks ended August 3, 1996 (Unaudited)                     5

Notes to Consolidated Condensed Financial Statements                6 - 8

Management's Discussion and Analysis of Financial
      Condition and Results of Operations                           9 - 12

Part II:    Other Information                                       13


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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                                           AUGUST 2,          MAY 3,
                                                                             1997             1997
                                                                          (UNAUDITED)        (AUDITED)
ASSETS
Current Assets:
     Cash and cash equivalents                                             $   2,746        $   3,153
     Accounts receivable, net                                                 39,513           38,998
     Inventories                                                              42,884           42,291
     Deferred tax assets                                                         885              885
     Refundable income taxes                                                   3,420            4,621
     Prepaid expenses and other current assets                                 4,905            4,584
                                                                           ---------        ---------
          Total Current Assets                                                94,353           94,532
Property, Plant and Equipment, net                                           160,558          156,156
Excess of Cost Over the Fair Value of Net Assets Acquired, net                19,044           19,180
Other Assets                                                                  11,251            8,010
                                                                           ---------        ---------
                                                                           $ 285,206        $ 277,878
                                                                           =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                      $  23,302        $  25,653
     Accrued expenses                                                         10,721           12,214
     Current maturities of long-term debt                                     15,000           15,000
                                                                           ---------        ---------
          Total Current Liabilities                                           49,023           52,867
Long-Term Debt                                                               117,597          106,856
Deferred Credit and Other Long-Term Liabilities                                  916              713
Deferred Income Taxes                                                         21,895           20,211
                                                                           ---------        ---------
          Total Liabilities                                                  189,431          180,647
                                                                           ---------        ---------

Temporary Equity Relating to Put Options                                       1,325              875

Commitments and Contingencies

Stockholders' Equity:
     Series A preferred stock, $10 par value; 50,000 shares
          authorized, none issued                                                 --               --
     Preferred stock, $10 par value; 5,000,000 shares authorized
          none issued                                                             --               --
     Common stock, $.01 par value; 40,000,000 shares authorized;
          22,561,467 issued and 18,141,333 outstanding in August and
          22,501,342 issued and 18,535,156 outstanding in May                    226              225
     Additional paid-in capital                                               49,206           49,456
     Retained earnings                                                       101,890           95,681
     Cumulative foreign currency translation adjustment                       (2,428)          (2,875)
     Treasury stock (4,420,134 and 3,966,186 shares at
          cost in August and May)                                            (54,444)         (46,131)
                                                                           ---------        ---------
          Total Stockholders' Equity                                          94,450           96,356
                                                                           ---------        ---------
                                                                           $ 285,206        $ 277,878
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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                               13 WEEKS          14 WEEKS
                                                                 ENDED             ENDED
                                                                AUGUST 2,        AUGUST 3,
                                                                  1997             1996
Net Sales                                                      $ 100,596        $ 108,121
                                                               ---------        ---------

Costs and Expenses:
     Cost of Sales                                                78,087           84,227
     Selling, General and Administrative                          11,024           11,609
                                                               ---------        ---------

Earnings from Operations                                          11,485           12,285

Other Income, net                                                    581              229

Interest Expense                                                  (2,051)          (2,375)
                                                               ---------        ---------

Earnings Before Provision for Income Taxes and Loss from
     Discontinued Operations                                      10,015           10,139

Provision for Income Taxes                                         3,806            3,873
                                                               ---------        ---------

Earnings Before Loss from Discontinued Operations                  6,209            6,266

Loss from Discontinued Operations                                     --             (127)
                                                               ---------        ---------

Net Earnings                                                   $   6,209        $   6,139
                                                               =========        =========


EARNINGS PER SHARE INFORMATION:

Earnings from Continuing Operations                            $     .34        $     .33

Loss from Discontinued Operations                                     --               --
                                                               ---------        ---------

Net Earnings Per Common and Common
     Equivalent Share                                          $     .34        $     .33
                                                               =========        =========

Weighted Average Common and Common Equivalent
     Shares Outstanding                                           18,462           18,707
                                                               =========        =========


   The accompanying notes are an integral part of these financial statements.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       13 WEEKS      14 WEEKS
                                                                        ENDED           ENDED
                                                                       AUGUST 2,      AUGUST 3,
                                                                        1997            1996
Cash flows from operating activities:
    Net earnings                                                      $  6,209        $  6,139
    Adjustments to reconcile net earnings to net cash flows
         provided from operations:
              Depreciation and amortization                              4,322           4,430
              Deferred income taxes                                      1,294           1,105
              Changes in operating assets and liabilities:
                   Accounts receivable                                    (308)          1,342
                   Inventories                                            (433)           (966)
                   Prepaid expenses and other current assets              (309)          1,013
                   Other assets                                         (3,507)           (226)
                   Accounts payable, accrued expenses and other
                          long term liabilities                         (2,540)          2,778
                                                                      --------        --------
Net cash flows provided from operating activities                        4,728          15,615
                                                                      --------        --------

Cash Flows from Investing Activities:
    Capital Expenditures                                                (7,970)         (6,950)
    Business Acquisitions                                                   --          (5,000)
                                                                      --------        --------
Net cash flows used in investing activities                             (7,970)        (11,950)
                                                                      --------        --------

Cash Flows from Financing Activities:
    Net proceeds from (repayments of) long-term borrowings              10,593          (3,558)
    Purchase of treasury stock                                          (8,313)         (2,026)
    Issuance of common stock                                               542           1,499
                                                                      --------        --------
Net cash flows provided from (used in) financing activities              2,822          (4,085)
                                                                      --------        --------

Effect of exchange rate changes on cash and cash equivalents                13              18
                                                                      --------        --------

(Decrease) Increase in cash and cash equivalents                          (407)           (402)
Cash and cash equivalents at beginning of period                         3,153           4,479
                                                                      --------        --------
Cash and cash equivalents at end of period                            $  2,746        $  4,077
                                                                      ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Interest paid, net of capitalized amounts                        $     60        $  2,278
                                                                      ========        ========
     Income taxes paid                                                $  3,478        $  2,202
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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and the changes in cash flows at August 2, 1997 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's May 3, 1997 Annual Report to Stockholders on Form 10-K as filed with the Securities and Exchange Commission ("1997 Form 10-K").

The Company's fiscal year ends on the Saturday closest to April 30. Fiscal 1998 will be a 52 week year to end May 2, 1998 and the first quarter is a 13 week period which ended August 2, 1997. Fiscal 1997 was a 53 week year ended May 3, 1997 and the first quarter was a 14 week quarter which ended on August 3, 1996.

The results of operations for the 13 week period ended August 2, 1997 are not necessarily indicative of the results for the full year.

2.    INCOME TAXES

The effective income tax rate is based on estimates of annual amounts of taxable income and other factors. These estimates are updated periodically and any increase or decrease in the provision for income taxes is reflected in the period in which the estimate is changed.

3.    INVENTORIES

Inventories consist of the following:

                                         AUGUST 2, 1997         MAY 3, 1997
      Raw materials and supplies             $14,952             $16,432
      Work in process                          7,879               8,209
      Finished goods                          20,053              17,650
                                             -------             -------
                                             $42,884             $42,291
                                             =======             =======

4.    OTHER ASSETS

In May 1995, the Company loaned $2.0 million (included in other assets) to its then Vice Chairman (and now present chairman) of the Board and President (the "Executive"). The loan is due on May 4, 2000, and bears interest payable quarterly equal to the Applicable Federal Rate as defined (5.75% at August 2, 1997), adjusted monthly.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)

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

5.    COMMITMENTS AND CONTINGENCIES

a.    Treasury Stock

The Company's Board of Directors has authorized the purchase of the Company's common stock as follows:

       DATE OF AUTHORIZATION                  AUTHORIZED SHARES
            January 1993                         2.0 million
           December 1995                         2.0 million
             April 1997                          1.24 million

Shares are authorized for purchase from time to time in the open market, subject to the terms of the Company's credit facility. As of August 2, 1997, approximately 2.05 million shares remain authorized for purchase.

b.     Temporary Equity Relating to Put Options

In April 1997, the Company sold common equity put options on 50,000 shares of its common stock which are exercisable six months from the date of issuance and gave an independent party the right to sell such shares to the Company at a strike price of $17.50 per share. Temporary equity relating to put options on the accompanying consolidated balance sheet represents the amount the Company would be obligated to pay if all the put options were exercised.

During the first quarter of 1998, the Company sold additional common equity put options on 25,000 shares of its common stock which are exercisable six months from the date of issuance at a strike price of $18.00.

Since August 2, 1997 and through September 1, 1997, the Company sold additional common equity put options on 25,000 shares of its common stock which are exercisable six months from the date of issuance at a strike price of approximately $19.63.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)


c.    New Facility

The Company has committed to building a state-of-the-art manufacturing facility in the city of Guangzhou, China. The facility and related equipment will require a capital investment of approximately $40.0 million. Through August 2, 1997, the Company has invested approximately $5.5 million (included in other assets) representing deposits on equipment to be purchased as well as costs associated with design and architecture of the facility. The Company has also invested approximately $1.7 million for a 50 year land lease. The Company expects to spend the remaining $32.8 million during fiscal 1998, and has entered into a construction contract for the facility, as well as contracts with various equipment vendors to provide the related equipment. The Company anticipates paying for this investment with funds generated from operations as well as the existing credit facility.

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

6.    DISCONTINUED OPERATIONS

In March 1997 the Company announced that it would discontinue its transportation business ("Transport"), dispose of the related assets and outsource its future delivery requirements. Transport had provided freight delivery services to the Company as well as to other non-related customers. The Company believes that this transaction will enable management to concentrate more on its core business and reduce the Company's future freight and delivery expenses. During the first quarter of fiscal 1997, Transport's loss from operations was $127 thousand (net of income tax benefit of $79 thousand) and revenues to outside customers were $1.6 million. The net assets of Transport were not material to the Company.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The Company's fiscal year ends on the Saturday closest to April 30. Fiscal 1998 will be a 52 week year to end May 2, 1998 and the first quarter is a 13 week period which ended August 2, 1997. Fiscal 1997 was a 53 week year ended May 3, 1997 and the first quarter was a 14 week quarter which ended on August 3, 1996.

In March 1997, the Company disposed of its transportation business ("Shorewood Transport"). The operations of Shorewood Transport have been presented as "Discontinued" in all prior periods.

RESULTS OF OPERATIONS

Net Sales

Net sales for the 13 week period ended August 2, 1997 were $100.6 million compared to net sales of $108.1 million for the corresponding prior 14 week period. After adjusting for the extra week in the prior period, sales were essentially flat when compared to the prior year. Flat sales for the quarter are primarily due to sales to tobacco industry customers not meeting expectations. The Company expects to show sales growth over prior periods during the remainder of fiscal 1998.

The Company believes that future sales growth will be generated through continued penetration of its existing markets, and the expanding market of CD-ROM products, as well as its expansion into China.

Cost of Sales

Cost of sales as a percentage of sales for the quarter ended August 2, 1997 was 77.6% as compared to 77.9% for the corresponding prior period. The decrease in this percentage when compared to the prior year is primarily due to manufacturing efficiencies as well as the Company's corporate-wide purchasing program which is continuing to show favorable results. The Company remains sensitive to price competitiveness in the markets that it serves, and in the areas that are targeted for growth and believes that the installation of state-of-the-art printing and manufacturing equipment (and related labor and production efficiencies) will enable it to continue to compete effectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales for the quarter ended August 2, 1997 was 11.0% as compared to 10.7% for the corresponding prior period. The increase in selling, general and administrative expenses as a percentage of sales is largely due to increased consulting and professional fees and the increased amortization and costs associated with sales and other contracts. Included in selling, general and administrative expenses in the quarter ended August 2, 1997 is a severance charge related to a restructuring at one of the Company's operating facilities. In addition, certain fixed costs represent a larger percentage of sales due to the 13 week quarter as compared to a 14 week quarter in the prior year.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Investment and Other Income

Investment and other income, net, for the quarter ended August 2, 1997 includes approximately $357 thousand gain on the sale of equipment, and approximately $238 thousand of investment income. Foreign exchange losses were not significant.

Investment and other income, net for quarter ended August 3, 1996 was primarily related to investment income of $126 thousand and approximately $95 thousand of foreign exchange gains.

The Company's exposure to foreign exchange transaction gains or losses relate to the Company's Canadian facilities which have U.S. dollar denominated net assets. The Company believes that fluctuations in foreign exchange rates will not have a material impact on the operations or liquidity of the Company, based upon current and historical levels of working capital at the Canadian facilities..

Interest Expense

Interest expense for the quarter ended August 2, 1997 was $2.1 million as compared to $2.4 million for the corresponding prior period. The decrease in interest costs is related to the Company's reduced average level of borrowings. The decreases were partially offset by increases in the Company's interest rate for the first quarter of fiscal 1998 as compared to the corresponding prior period and lower amortization of deferred interest income related to a swap. Capitalized interest increased from $120 thousand to $195 thousand, primarily related to the Company's construction of its facility in China. The Company anticipates that the amount of interest to be capitalized in fiscal 1998 will continue to increase as the Company invests more funds into the construction of the China facility.

At August 2, 1997, the Company had two outstanding intermediate-term interest rate swap agreements, each relating to approximately $35.0 million of borrowings under the credit facility. Under the first agreement, the Company pays a fixed rate of 6.19% and receives a floating rate based on LIBOR, as determined in three-month intervals. This agreement terminates May 5, 1998. Under the second agreement, the Company pays a fixed rate of 5.98% and receives a floating rate based on LIBOR, as determined in three-month intervals. This agreement terminates November 3, 1997. These transactions effectively change a portion of the Company's interest rate exposure from a floating-rate to a fixed-rate basis.

In July 1997, the Company entered into a reversion swap agreement relating to $50.0 million of borrowings under the credit facility. Under the agreement, the Company pays a fixed rate of 5.73% and receives a floating rate based upon LIBOR, as determined in three month intervals. This agreement terminates in April 2002. This transaction effectively changes a portion of the Company's interest rate exposure from a floating-rate to a fixed-rate basis. After the first year, however, the fixed rate reverts back to floating for any three month period during which the LIBOR rate exceeds 6.625%. The rate reverts back to the fixed rate of 5.73% for any subsequent period for which the LIBOR rate drops below 6.625%.

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

Income Taxes

The effective income tax rate for the quarter ended August 2, 1997 is 38.0% and was 38.2% for the corresponding prior period. These rates reflect a blend of domestic and foreign taxes and are adjusted periodically based upon the estimated annual effective tax rate, which for the entire fiscal year ended May 3, 1997 was 37.9%.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at August 2, 1997 was $2.7 million as compared to $3.2 million at May 3, 1997, and working capital was $45.3 million as compared to $41.7 million as of the same dates respectively. The current ratio at August 2, 1997 was 1.9 to one and was 1.8 to one at May 3, 1997. The Company's cash balances remain relatively constant as a result of the Company's cash management program whereby collection of accounts receivable are used to retire revolver obligations, and payments of accounts payable and accrued expenses are funded through the revolver obligations.

Cash flow from operating activities for the quarter ended August 2, 1997 was $11.8 million before changes in operating assets and liabilities as compared to $11.7 million for the corresponding prior period. Cash flows from operations as well as borrowings under the Company's credit facilities were used to support $8.0 million in capital investments. In addition, the Company purchased approximately $8.3 million of treasury stock under the Board of Directors authorized program described below. The Company is in the process of constructing its facility in China. The Company anticipates investing an additional $32.8 million during fiscal 1998 for the construction of this facility and related equipment. Further investment in plant and equipment, in North America, is currently planned to approximate $30.0 million for all of fiscal 1998. The Company anticipates paying for these investments with funds generated from operations as well as the existing credit facility.

The Company's Board of Directors has authorized the purchase of the Company's common stock as follows:

       DATE OF AUTHORIZATION                  AUTHORIZED SHARES
            January 1993                         2.0 million
           December 1995                         2.0 million
             April 1997                          1.24 million

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Shares are authorized for purchase from time to time in the open market, subject to the terms of the Company's credit facility. As of August 2, 1997, approximately 2.05 million shares remain authorized for purchase.

The Board and management of the Company believe the long-term outlook for the Company to be promising and that the Company's common stock represents an attractive investment opportunity. The treasury stock purchases will be made from time to time as market conditions permit.

To fund the China investment, and to facilitate its share repurchase program, the Company entered into a new credit facility with its lending banks increasing its line of credit to $200 million. The new facility consists of $75.0 million of senior term notes and $125.0 million of a long-term revolver which bear interest, at the discretion of the Company, at either the Bank's prime rate or LIBOR plus between 50 and 100 basis points depending upon certain financial ratios. The revolving credit is available, in its entirety, without any borrowing base limitation. At August 2, 1997, the Company had borrowings under this facility of $57.6 million. The senior term notes will be repaid in equal quarterly installments through May, 2002 at which time the revolver will mature.

The loan agreement contains covenants related to levels of debt to cash flow, current assets to current liabilities, fixed charge coverage, net worth and investments (including investments in the Company's own common stock), and restricts the amount of retained earnings available for payment of dividends. At August 2, 1997, there was approximately $13.7 million of retained earnings available for the payment of dividends.

The Company expects that cash flow from operations together with the borrowing capacity under the revolving credit facility will be sufficient to meet the needs of the business.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

Part II

Item 1   LEGAL PROCEEDINGS

         Information concerning legal and environmental matters is incorporated by reference from Part I, Footnotes 5(d) of Notes to Consolidated Condensed Financial Statements

Item 2   CHANGES IN SECURITIES

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








                                  SHOREWOOD PACKAGING CORPORATION
                                           (Registrant)



                                  by: /s/   Howard M. Liebman
                                      ------------------------------------------
                                            Howard M. Liebman
                                            Executive Vice President and
                                            Chief Financial Officer

Dated:  September 15, 1997