Form 10-Q
period 1997-11-01
SHOREWOOD PACKAGING CORP
filed 1997-12-16
CIK 800266

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 1, 1997

                                                            or

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

                       YES   |X|                 NO   |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

DECEMBER 1, 1997                                            18,153,000
    Date                                                  Number of Shares

                         SHOREWOOD PACKAGING CORPORATION
                                AND SUBSIDIARIES



INDEX                                                                 PAGE

Part I:  Financial Statements

Consolidated Balance Sheets
         November 1, 1997 (Unaudited) and
         May 3, 1997 (Audited)                                          3

Consolidated Condensed Statements of Earnings
         13 weeks ended November 1, 1997 (Unaudited) and
         13 weeks ended November 2, 1996 (Unaudited)                    4

Consolidated Condensed Statements of Earnings
         26 weeks ended November 1, 1997 (Unaudited) and
         27 weeks ended November 2, 1996 (Unaudited)                    5

Consolidated Condensed Statements of Cash Flows
         26 weeks ended November 1, 1997 (Unaudited) and
         27 weeks ended November 2, 1996 (Unaudited)                    6

Notes to Consolidated Condensed Financial Statements                    7 - 9

Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            10 - 13

Part II: Other Information                                              14






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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                             NOVEMBER 1 ,          MAY 3,
                                                                                1997                1997
                                                                             (UNAUDITED)          (AUDITED)
ASSETS
Current Assets:
     Cash and cash equivalents                                               $   4,220        $   3,153
     Accounts receivable, net                                                   48,414           38,998
     Inventories                                                                40,999           42,291
     Deferred tax assets                                                           885              885
     Refundable income taxes                                                     2,043            4,621
     Prepaid expenses and other current assets                                   6,713            4,584
                                                                             ---------        ---------
          Total Current Assets                                                 103,274           94,532
Property, Plant and Equipment, net                                             184,771          156,156
Excess of Cost Over the Fair Value of Net Assets Acquired, net                  18,756           19,180
Other Assets                                                                     7,632            8,010
                                                                             ---------        ---------
                                                                             $ 314,433        $ 277,878
                                                                             =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                        $  26,989        $  25,653
     Accrued expenses                                                           12,097           12,214
     Current maturities of long-term debt                                       15,000           15,000
                                                                             ---------        ---------
          Total Current Liabilities                                             54,086           52,867
Long-Term Debt                                                                 132,244          106,856
Deferred Credit and Other Long-Term Liabilities                                    835              713
Deferred Income Taxes                                                           23,679           20,211
                                                                             ---------        ---------
          Total Liabilities                                                    210,844          180,647
                                                                             ---------        ---------

Temporary Equity Relating to Put Options                                           941              875

Commitments and Contingencies

Stockholders' Equity:
     Series A preferred stock, $10 par value; 50,000 shares
          authorized, none issued                                                   --               --
     Preferred stock, $10 par value; 5,000,000 shares authorized
          none issued                                                               --               --
     Common stock, $.01 par value; 40,000,000 shares authorized;
          22,576,617 issued and 18,156,483 outstanding in November and
          22,501,342 issued and 18,535,156 outstanding in May                      226              225
     Additional paid-in capital                                                 49,824           49,456
     Retained earnings                                                         110,450           95,681
     Cumulative foreign currency translation adjustment                         (3,408)          (2,875)
     Treasury stock (4,420,134 and 3,966,186 shares at
          cost in November and May)                                            (54,444)         (46,131)
                                                                             ---------        ---------
          Total Stockholders' Equity                                           102,648           96,356
                                                                             ---------        ---------
                                                                             $ 314,433        $ 277,878
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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                               13 WEEKS         13 WEEKS
                                                                 ENDED            ENDED
                                                               NOVEMBER 1,      NOVEMBER 2,
                                                                  1997             1996
Net Sales                                                      $ 114,828        $ 115,246
                                                               ---------        ---------

Costs and Expenses:
     Cost of Sales                                                87,427           89,674
     Selling, General and Administrative                          11,888           11,570
                                                               ---------        ---------

Earnings from Operations                                          15,513           14,002

Other Income, net                                                    147             (216)

Interest Expense                                                  (1,854)          (2,335)
                                                               ---------        ---------

Earnings Before Provision for Income Taxes and Gain from
     Discontinued Operations                                      13,806           11,451

Provision for Income Taxes                                         5,246            4,374
                                                               ---------        ---------

Earnings Before Gain from Discontinued Operations                  8,560            7,077

Gain from Discontinued Operations                                     --               17
                                                               ---------        ---------

Net Earnings                                                   $   8,560        $   7,094
                                                               =========        =========


EARNINGS PER SHARE INFORMATION:

Earnings from Continuing Operations                            $     .46        $     .38

Gain from Discontinued Operations                                     --               --
                                                               ---------        ---------

Net Earnings Per Common and Common
     Equivalent Share                                          $     .46        $     .38
                                                               =========        =========

Weighted Average Common and Common Equivalent
     Shares Outstanding                                           18,592           18,677
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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                26 WEEKS        27 WEEKS
                                                                  ENDED            ENDED
                                                                NOVEMBER 1,     NOVEMBER 2,
                                                                  1997             1996
Net Sales                                                      $ 215,424        $ 223,367
                                                               ---------        ---------

Costs and Expenses:
     Cost of Sales                                               165,514          173,901
     Selling, General and Administrative                          22,912           23,179
                                                               ---------        ---------

Earnings from Operations                                          26,998           26,287

Other Income, net                                                    728               13

Interest Expense                                                  (3,905)          (4,710)
                                                               ---------        ---------

Earnings Before Provision for Income Taxes and Loss from
     Discontinued Operations                                      23,821           21,590

Provision for Income Taxes                                         9,052            8,247
                                                               ---------        ---------

Earnings Before Loss from Discontinued Operations                 14,769           13,343

Loss from Discontinued Operations                                     --             (110)
                                                               ---------        ---------

Net Earnings                                                   $  14,769        $  13,233
                                                               =========        =========


EARNINGS PER SHARE INFORMATION:

Earnings from Continuing Operations                            $     .80        $     .71

Loss from Discontinued Operations                                     --               --
                                                               ---------        ---------

Net Earnings Per Common and Common
     Equivalent Share                                          $     .80        $     .71
                                                               =========        =========

Weighted Average Common and Common Equivalent
     Shares Outstanding                                           18,527           18,692
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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      26 WEEKS        27 WEEKS
                                                                        ENDED           ENDED
                                                                      NOVEMBER 1,     NOVEMBER 2,
                                                                         1997           1996
Cash flows from operating activities:
    Net earnings                                                      $ 14,769        $ 13,233
    Adjustments to reconcile net earnings to net cash flows
         provided from operations:
              Depreciation and amortization                              8,660           8,712
              Deferred income taxes                                      3,171           2,396
              Changes in operating assets and liabilities:
                   Accounts receivable                                  (9,606)         (2,438)
                   Inventories                                           1,163           1,674
                   Prepaid expenses and other current assets            (2,145)             22
                   Other assets                                           (129)           (616)
                   Accounts payable, accrued expenses and other
                          long term liabilities                          4,099           5,048
                                                                      --------        --------
Net cash flows provided from operating activities                       19,982          28,031
                                                                      --------        --------

Cash Flows from Investing Activities:
    Capital Expenditures                                               (36,888)        (10,634)
    Business Acquisitions                                                   --          (5,000)
                                                                      --------        --------
Net cash flows used in investing activities                            (36,888)        (15,634)
                                                                      --------        --------

Cash Flows from Financing Activities:
    Net proceeds from (repayments of) long-term borrowings              25,465          (9,143)
    Purchase of treasury stock                                          (8,313)         (3,088)
    Issuance of common stock                                               776           2,537
                                                                      --------        --------
Net cash flows provided from (used in) financing activities             17,928          (9,694)
                                                                      --------        --------

Effect of exchange rate changes on cash and cash equivalents                45              90
                                                                      --------        --------

Increase in cash and cash equivalents                                    1,067           2,793
Cash and cash equivalents at beginning of period                         3,153           4,479
                                                                      --------        --------

Cash and cash equivalents at end of period                            $  4,220        $  7,272
                                                                      ========        ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Interest paid, net of capitalized amounts                        $  1,925        $  5,070
                                                                      ========        ========
     Income taxes paid                                                $  5,563        $  3,803
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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and the changes in cash flows at November 1, 1997 and for all periods presented.

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

The Company's fiscal year ends on the Saturday closest to April 30. Fiscal 1998 will be a 52 week year to end May 2, 1998. The first and second quarters of fiscal 1998 were 13 week periods which ended August 2, 1997 and November 1, 1997, respectively. Fiscal 1997 was a 53 week year ended May 3, 1997. The first quarter of fiscal 1997 was a 14 week period which ended on August 3, 1996 and the second quarter was a 13 week period which ended November 2, 1996.

The results of operations for the 13 week period and 26 week period ended November 1, 1997 are not necessarily indicative of the results for the full year.

2.       INCOME TAXES

The effective income tax rate is based on estimates of annual amounts of taxable income and other factors. These estimates are updated periodically and any increase or decrease in the provision for income taxes is reflected in the period in which the estimate is changed. The effective tax rate for fiscal 1997 was 37.9%.

3.       INVENTORIES

Inventories consist of the following:

                                     NOVEMBER 1, 1997  MAY 3, 1997
         Raw materials and supplies       $15,738       $16,432
         Work in process                    7,358         8,209
         Finished goods                    17,903        17,650
                                          -------       -------
                                          $40,999       $42,291
                                          =======       =======

4.       OTHER ASSETS

In May 1995, the Company loaned $2.0 million (included in other assets) to its then Vice Chairman (and now present chairman) of the Board and President (the "Executive"). The loan is due on May 4, 2000, and bears interest payable quarterly equal to the Applicable Federal Rate as defined (5.57% at November 1, 1997), adjusted monthly.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)

The Company agreed to guaranty a portion of an $8.5 million loan made by a bank to the Executive in connection with his purchase of certain real estate. The Company's maximum liability under the guaranty is $3.0 million. The guaranty will terminate at such time as $4.3 million of the loan has been repaid by the Executive provided that: i) the unpaid portion of the loan is less than 75% of the then fair market value of the related real estate which was mortgaged to secure the loan; ii) the Executive's annual compensation meets or exceeds the level of annual compensation at the date of the guaranty; and iii) there are no defaults under the loan agreement. Pursuant to the terms of the loan agreement, a prepayment of $2.0 million must be made in each of November 1997, February 1998 and May 1998 and the remaining balance is due August 1998. In consideration for the Company's guaranty, the Executive agreed to pay to the Company a monthly fee of 1% per annum of the outstanding guaranty amount and to reimburse the Company for expenses incurred in connection with the guaranty. In December 1997, the underlying loan agreement was modified, waiving the November 1997 payment and increasing the August 1998 payment to $4.5 million from the original amount of $2.5 million.

5.       COMMITMENTS AND CONTINGENCIES

a.       Treasury Stock

The Company's Board of Directors has authorized the purchase of the Company's common stock as follows:

DATE OF AUTHORIZATION                                   AUTHORIZED SHARES
    January 1993                                           2.0 million
    December 1995                                          2.0 million
     April 1997                                           1.24 million

Shares are authorized for purchase from time to time in the open market, subject to the terms of the Company's credit facility. As of November 1, 1997, approximately 2.05 million shares remain authorized for purchase.

b.    Temporary Equity Relating to Put Options

In April 1997, the Company sold common equity put options on 50,000 shares of its common stock which were exerciseable six months from the date of issuance and gave an independent party the right to sell such shares to the Company at a strike price of $17.50 per share. The common equity put options sold in April have expired and were not exercised.

During the first quarter of 1998, the Company sold additional common equity put options on 25,000 shares of its common stock which are exerciseable six months from the date of issuance at a strike price of $18.00.

During the second quarter of 1998, the Company sold additional common equity put options on 25,000 shares of its common stock which are exerciseable six months from the date of issuance at a strike price of approximately $19.63.

Temporary equity relating to put options on the accompanying consolidated balance sheet represents the amount the Company would be obligated to pay if all the put options were exercised.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)

c.       New Facility

The Company has committed to building a state-of-the-art manufacturing facility in the city of Guangzhou, China. The facility and related equipment will require a capital investment of approximately $37.0 million. Through November 1, 1997, the Company has invested approximately $1.7 million for a 50 year land lease, $.9 million for costs associated with the design and construction of the facility and $10.0 million representing deposits on equipment which is being shipped to the China facility. The Company has also invested approximately $1.9 million (included in other assets) associated with the new facility. The Company expects to spend the remaining $22.5 million during fiscal 1998. The Company anticipates paying for this investment with funds generated from operations as well as the existing credit facility.

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

6.       DISCONTINUED OPERATIONS

In March 1997 the Company announced that it would discontinue its transportation business ("Transport"), dispose of the related assets and outsource its future delivery requirements. Transport had provided freight delivery services to the Company as well as to other non-related customers. The Company believes that this transaction will enable management to concentrate more on its core business and reduce the Company's future freight and delivery expenses. During the three and six months ended November 2, 1996, Transport's gain (loss) from operations was $17 thousand and $(110) thousand (net of income tax (provision) benefit of $(11) thousand and $68 thousand), respectively, and revenues to outside customers were $1.8 million and $3.4 million, respectively. The net assets of Transport were not material to the Company.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The Company's fiscal year ends on the Saturday closest to April 30. Fiscal 1998 will be a 52 week year to end May 2, 1998. The first and second quarters of fiscal 1998 were 13 week periods which ended August 2, 1997 and November 1, 1997, respectively. Fiscal 1997 was a 53 week year ended May 3, 1997. The first quarter of fiscal 1997 was a 14 week period which ended on August 3, 1996 and the second quarter was a 13 week period which ended November 2, 1996.

In March 1997, the Company disposed of its transportation business ("Shorewood Transport"). The operations of Shorewood Transport have been presented as "Discontinued" in all prior periods.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three and six month periods ended November 1, 1997 were $114.8 million and $215.4 million as compared to net sales of $115.2 million and $223.4 million for the corresponding prior periods. After adjusting for the extra week in the prior period, sales were essentially flat when compared to the prior year. Flat sales for the three and six month periods are primarily due to sales to tobacco industry customers not meeting expectations. The Company anticipates that this trend will continue in the third quarter, however, the Company believes it will experience sales growth in the fourth quarter as compared to the corresponding prior period.

The Company believes that future sales growth will be generated through continued penetration of its existing markets, and the expanding market of CD-ROM products, as well as its expansion into China.

Cost of Sales

Cost of sales as a percentage of sales for the three and six months ended November 1, 1997 were 76.1% and 76.8% as compared to 77.8% and 77.9% for the corresponding prior periods. The decrease in this percentage when compared to the prior year is primarily due to manufacturing efficiencies as well as the Company's corporate-wide purchasing program which is continuing to show favorable results. The Company remains sensitive to price competitiveness in the markets that it serves, and in the areas that are targeted for growth and believes that the installation of state-of-the-art printing and manufacturing equipment (and related labor and production efficiencies) will enable it to continue to compete effectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales for the three and six months ended November 1, 1997 was 10.4% and 10.6% as compared to 10.0% and 10.4% for the corresponding prior period. The increase in selling, general and administrative expenses as a percentage of sales is largely due to the flat sales described above and the Company's continued development of corporate-wide shared services.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Investment and Other Income

Investment and other income, net, for the three and six months ended November 1, 1997 were $147 and $728 thousand, respectively. The net gain for the three month period was primarily due to net foreign exchange gains of $170 thousand and a loss on the sale of equipment of approximately $(25) thousand. The net gain for the six month period includes a net gain on the sale of equipment of $332 thousand, investment income of $240 thousand and net foreign exchange gains of $156 thousand.

Investment and other income (loss), net, for the three and six months ended November 2, 1996 were $(216) thousand and $13 thousand, respectively. The net loss for the three month period was primarily due to net foreign exchange losses of approximately $(364) thousand, offset by interest and investment income of $148 thousand. The net income for the six month period includes net foreign exchange losses of approximately $(269) thousand, offset by interest and investment income of approximately $260 thousand.

The Company's exposure to foreign exchange transaction gains or losses relate to the Company's Canadian facilities which have U.S. dollar denominated net assets. The Company believes that fluctuations in foreign exchange rates will not have a material impact on the operations or liquidity of the Company, based upon current and historical levels of working capital at the Canadian facilities..

Interest Expense

Interest expense for the three and six months ended November 1, 1997 was $1.9 million and $3.9 million as compared to $2.3 million and $4.7 million for the corresponding prior periods. The decrease in interest costs is related to decreases in the Company's effective interest rate during the second quarter of fiscal 1998 as compared to the corresponding prior period as well as a reduced average level of borrowings. These decreases were partially offset by lower amortization of deferred interest income related to a swap. Capitalized interest increased from $96 thousand to $463 thousand for the three month period and from $216 thousand to $658 thousand for the six month period, primarily related to the Company's construction of its facility in China as well as equipment additions in North America. The Company anticipates that the amount of interest to be capitalized in fiscal 1998 will continue to increase as the Company invests more funds into the construction of the China facility.

At November 1, 1997, the Company had two outstanding intermediate-term interest rate swap agreements, each relating to approximately $35.0 million of borrowings under the credit facility. Under the first agreement, the Company pays a fixed rate of 6.19% and receives a floating rate based on LIBOR, as determined in three-month intervals. This agreement terminates May 5, 1998. Under the second agreement, the Company pays a fixed rate of 5.98% and receives a floating rate based on LIBOR, as determined in three-month intervals. This agreement terminates November 3, 1997. These transactions effectively change a portion of the Company's interest rate exposure from a floating-rate to a fixed-rate basis.

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

In October 1997, the Company entered into an intermediate-term interest rate swap agreement relating to approximately $50.0 million of borrowings under the credit facility. Under the agreement, the Company pays a fixed rate of 5.76% and receives a floating rate based on LIBOR, as determined in three-month intervals. The agreement begins on November 3, 1997 and terminates November 3, 1998.

In October 1997, the Company entered into an intermediate-term interest rate swap agreement relating to approximately $35.0 million of borrowings under the credit facility. Under the agreement, the Company pays a fixed rate of 5.74% and receives a floating rate based on LIBOR, as determined in three-month intervals. The agreement begins on May 5, 1998 and terminates May 5, 1999. The agreement may be extended at the discretion of the financial institution for an additional year.

The fair value of the interest rate swap agreements are immaterial to the financial statements of the Company.

The Company has used, and may continue to use, interest rate swaps and caps to manage its exposure to fluctuating interest rates under its debt agreements.

Income Taxes

The effective income tax rate for the three and six month period ended November 1, 1997 is 38.0% and was 38.2% for the corresponding prior periods. These rates reflect a blend of domestic and foreign taxes and are adjusted periodically based upon the estimated annual effective tax rate, which for the entire fiscal year ended May 3, 1997 was 37.9%.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at November 1, 1997 was $4.2 million as compared to $3.2 million at May 3, 1997, and working capital was $49.2 million as compared to $41.7 million as of the same dates respectively. The current ratio at November 1, 1997 was 1.9 to one and was 1.8 to one at May 3, 1997. The Company's cash balances remain relatively constant as a result of the Company's cash management program whereby collection of accounts receivable are used to retire revolver obligations, and payments of accounts payable and accrued expenses are funded through the revolver obligations.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Cash flow from operating activities for the six months ended November 1, 1997 was $26.6 million before changes in operating assets and liabilities as compared to $24.3 million for the corresponding prior period. Cash flows from operations as well as borrowings under the Company's credit facilities were used to support $36.9 million in capital investments. In addition, the Company purchased approximately $8.3 million of treasury stock under the Board of Directors authorized program described below. The Company is in the process of constructing its facility in China. The Company anticipates investing an additional $22.5 million during fiscal 1998 for the construction of this facility and related equipment. Further investment in plant and equipment, in North America, is currently planned to approximate $33.0 million for all of fiscal 1998. The Company anticipates paying for these investments with funds generated from operations as well as the existing credit facility.

The Company's Board of Directors has authorized the purchase of the Company's common stock as follows:

DATE OF AUTHORIZATION                                   AUTHORIZED SHARES
    January 1993                                           2.0 million
    December 1995                                          2.0 million
     April 1997                                            1.24 million

Shares are authorized for purchase from time to time in the open market, subject to the terms of the Company's credit facility. As of November 1, 1997, approximately 2.05 million shares remain authorized for purchase.

The Board and management of the Company believe the long-term outlook for the Company to be promising and that the Company's common stock represents an attractive investment opportunity. The treasury stock purchases will be made from time to time as market conditions permit.

To fund the China investment, and to facilitate its share repurchase program, the Company entered into a credit facility with its lending banks increasing its line of credit to $200 million. The facility consists of $75.0 million of senior term notes and $125.0 million of a long-term revolver which bear interest, at the discretion of the Company, at either the Bank's prime rate or LIBOR plus between 50 and 100 basis points depending upon certain financial ratios. The revolving credit is available, in its entirety, without any borrowing base limitation. At November 1, 1997, the Company had borrowings under the long-term revolver facility of $76.0 million. The senior term notes will be repaid in equal quarterly installments through May, 2002 at which time the revolver will mature. At November 1, 1997, the outstanding balance of the senior term notes was approximately $71.3 million.

The loan agreement contains covenants related to levels of debt to cash flow, current assets to current liabilities, fixed charge coverage, net worth and investments (including investments in the Company's own common stock), and restricts the amount of retained earnings available for payment of dividends. At November 1, 1997, there was approximately $17.6 million of retained earnings available for the payment of dividends.

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

         None

Item 3   DEFAULTS UPON SENIOR SECURITIES

         None

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of Stockholders was held on October 30, 1997 (the "Meeting"). At the Meeting, the Company's stockholders voted upon the following matters: (I) The election of three directors comprising the Class II Directors; (ii) the ratification of proposals to amend the Company's 1993 Incentive Program; and (iii) the ratification of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending May 2, 1998.

         The Holders of the Company's common stock voted as a single class on all matters submitted for a vote at the Meeting. The number of votes cast for, against or withheld, as well as the number of abstentions, as to each such matter is set forth below:

         ELECTION OF DIRECTORS

                     ------------------------ ----------------- -------------
                              NAME                  FOR           WITHHELD
                     ------------------------ ----------------- -------------
                     R. Timothy O'Donnell           14,991,779       863,335
                     ------------------------ ----------------- -------------
                     ------------------------ ----------------- -------------
                     Kevin J. Bannon                14,992,479       862,635
                     ------------------------ ----------------- -------------
                     ------------------------ ----------------- -------------
                     William P. Weidner             14,992,479       862,635
                     ------------------------ ----------------- -------------

         RATIFICATION OF PROPOSALS TO AMEND THE COMPANY'S 1993 INCENTIVE PROGRAM

                     --------------------- ------------------- --------------
                             FOR                AGAINST           ABSTAIN
                     --------------------- ------------------- --------------
                                9,886,440           4,165,656        223,781
                     --------------------- ------------------- --------------

         RATIFICATION OF APPOINTMENT OF DELOITTE & TOUCHE LLP

                     ------------------- ------------------- ----------------
                            FOR               AGAINST            ABSTAIN
                     ------------------- ------------------- ----------------
                             15,788,572              45,985           20,557
                     ------------------- ------------------- ----------------

         The Inspectors of Election for the Meeting recorded broker non-votes to proposal 2 in the amount of 1,579,237 at the Meeting.

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

Dated:  December 15, 1997