Form 10-Q
period 1998-01-31
SHOREWOOD PACKAGING CORP
filed 1998-03-17
CIK 800266

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 1998

                                       or

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

                    YES     [X]               NO       [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

MARCH 1, 1998                                                      18,068,000
    Date                                                        Number of Shares

                         SHOREWOOD PACKAGING CORPORATION
                                AND SUBSIDIARIES

INDEX                                                                       PAGE

Part I:  Financial Statements

Consolidated Balance Sheets
         January 31, 1998 (Unaudited) and
         May 3, 1997
(Audited)                                                                      3

Consolidated Condensed Statements of Earnings
         13 weeks ended January 31, 1998 (Unaudited) and
         13 weeks ended February 1, 1997 (Unaudited)                           4

Consolidated Condensed Statements of Earnings
         39 weeks ended January 31, 1998 (Unaudited) and
         40 weeks ended February 1, 1997 (Unaudited)                           5

Consolidated Condensed Statements of Cash Flows
         39 weeks ended January 31, 1998 (Unaudited) and
         40 weeks ended February 1, 1997 (Unaudited)                           6

Notes to Consolidated Condensed Financial Statements                       7 - 9

Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             10 - 13

Part II: Other Information                                                    14


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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                                     JANUARY 31,          MAY 3,
                                                                          1998             1997
                                                                     (UNAUDITED)         (AUDITED)
                                                                     -----------        -----------
ASSETS
Current Assets:
     Cash and cash equivalents                                            $3,667             $3,153
     Accounts receivable, net                                             32,703             38,998
     Inventories                                                          42,698             42,291
     Deferred tax assets                                                     885                885
     Refundable income taxes                                                 428              4,621
     Prepaid expenses and other current assets                             7,582              4,584
                                                                        --------           --------
          Total Current Assets                                            87,963             94,532
Property, Plant and Equipment, net                                       196,533            156,156
Excess of Cost Over the Fair Value of Net Assets Acquired, net            18,371             19,180
Other Assets                                                               9,493              8,010
                                                                        --------           --------
                                                                        $312,360           $277,878
                                                                        ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                    $22,700            $25,653
     Accrued expenses                                                     11,044             12,214
     Current maturities of long-term debt                                 15,000             15,000
                                                                        --------           --------
          Total Current Liabilities                                       48,744             52,867
Long-Term Debt                                                           133,086            106,856
Deferred Credit and Other Long-Term Liabilities                              828                713
Deferred Income Taxes                                                     25,531             20,211
                                                                        --------           --------
          Total Liabilities                                              208,189            180,647
                                                                        --------           --------

Temporary Equity Relating to Put Options                                   1,938                875

Commitments and Contingencies

Stockholders' Equity:
     Series A preferred stock, $10 par value; 50,000 shares
          authorized, none issued                                           -                  -
     Preferred stock, $10 par value; 5,000,000 shares authorized
          none issued                                                       -                  -
     Common stock, $.01 par value; 40,000,000 shares authorized;
          22,694,134 issued and 18,061,751 outstanding in November and
          22,501,342 issued and 18,535,156 outstanding in May                227                225
     Additional paid-in capital                                           50,869             49,456
     Retained earnings                                                   115,988             95,681
     Cumulative foreign currency translation adjustment                   (5,304)            (2,875)
     Treasury stock (4,632,383 and 3,966,186 shares at
          cost in November and May)                                      (59,547)           (46,131)
                                                                        --------           --------
          Total Stockholders' Equity                                     102,233             96,356
                                                                        --------           --------
                                                                        $312,360           $277,878
                                                                        ========           ========

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                        13 WEEKS          13 WEEKS
                                                                          ENDED             ENDED
                                                                       JANUARY 31,        FEBRUARY 1,
                                                                          1998               1997
                                                                         -------            -------

Net Sales                                                                $96,629            $97,823
                                                                         -------            -------

Costs and Expenses:
     Cost of Sales                                                        74,934             76,651
     Selling, General and Administrative                                  11,283             11,116
                                                                        --------           --------

Earnings from Operations                                                  10,412             10,056

Other Income, net                                                            377                350

Interest Expense                                                          (1,857)            (2,135)
                                                                        --------           ---------

Earnings Before Provision for Income Taxes and Loss from
     Discontinued Operations                                               8,932              8,271

Provision for Income Taxes                                                 3,394              3,159
                                                                        --------           --------

Earnings Before Loss from Discontinued Operations                          5,538              5,112

Loss from Discontinued Operations                                              -               (247)
                                                                        --------           --------

Net Earnings                                                              $5,538             $4,865
                                                                        ========             ======

EARNINGS PER SHARE INFORMATION:

BASIC

     Earnings from Continuing Operations                            $    .31             $   .28

     Loss from Discontinued Operations                                       -              (.01)
                                                                      --------            -------

     Net Earnings Per Common and Common Equivalent Share                   $.31             $.27
                                                                        =======            ======

DILUTED

     Earnings from Continuing Operations                               $   .30           $   .27

     Loss from Discontinued Operations                                       -              (.01)
                                                                      --------            -------

     Net Earnings Per Common and Common Equivalent Share                  $.30               $.26
                                                                       =======             ======

WEIGHTED AVERAGE SHARES OUTSTANDING

     BASIC                                                              18,017             18,239
                                                                        ======             ======

     DILUTED                                                            18,463             18,821
                                                                       =======             ======

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                       39 WEEKS           40 WEEKS
                                                                         ENDED              ENDED
                                                                      JANUARY 31,        FEBRUARY 1,
                                                                          1998               1997
                                                                        --------           --------
Net Sales                                                               $312,053           $321,190
                                                                        --------           --------

Costs and Expenses:
     Cost of Sales                                                       240,448            250,552
     Selling, General and Administrative                                  34,195             34,295
                                                                        --------           --------

Earnings from Operations                                                  37,410             36,343

Other Income, net                                                          1,105                363

Interest Expense                                                          (5,762)            (6,845)
                                                                        --------           ---------

Earnings Before Provision for Income Taxes and Loss from
     Discontinued Operations                                              32,753             29,861

Provision for Income Taxes                                                12,446             11,406
                                                                       ---------          ---------

Earnings Before Loss from Discontinued Operations                         20,307             18,455

Loss from Discontinued Operations                                              -               (357)
                                                                       ---------          ---------

Net Earnings                                                             $20,307            $18,098
                                                                       =========            =======

EARNINGS PER SHARE INFORMATION:

BASIC

     Earnings from Continuing Operations                              $    1.12            $1.01

     Loss from Discontinued Operations                                       -              (.02)
                                                                      --------            -------

     Net Earnings Per Common and Common Equivalent Share                  $1.12             $.99
                                                                       ========            ======

DILUTED

     Earnings from Continuing Operations                              $    1.10          $   .99

     Loss from Discontinued Operations                                       -              (.02)
                                                                      --------            -------

     Net Earnings Per Common and Common Equivalent Share                  $1.10             $.97
                                                                       ========            ======

WEIGHTED AVERAGE SHARES OUTSTANDING

     BASIC                                                              18,066             18,232
                                                                       =======             ======

     DILUTED                                                            18,506             18,735
                                                                       =======             ======

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          39 WEEKS             40 WEEKS
                                                                           ENDED                ENDED
                                                                         JANUARY 31,          FEBRUARY 1,
                                                                             1998                 1997
                                                                           --------             --------
Cash flows from operating activities:
    Net earnings                                                           $ 20,307             $ 18,098
    Adjustments to reconcile net earnings to net cash flows
         provided from operations:
              Depreciation and amortization                                  13,166               13,061
              Deferred income taxes                                           4,517                3,388
              Changes in operating assets and liabilities:
                   Accounts receivable                                        5,538                4,211
                   Inventories                                               (1,197)                 358
                   Prepaid expenses and other current assets                 (3,066)                 166
                   Other assets                                                (552)              (1,715)
                   Accounts payable, accrued expenses and other
                          long term liabilities                                 811                2,506
                                                                           --------             --------
Net cash flows provided from operating activities                            39,524               40,073
                                                                           --------             --------

Cash Flows from Investing Activities:
    Capital Expenditures                                                    (54,257)             (18,682)
    Business Acquisitions                                                        --               (5,000)
                                                                           --------             --------
Net cash flows used in investing activities                                 (54,257)             (23,682)
                                                                           --------             --------

Cash Flows from Financing Activities:
    Net proceeds from (repayments of) long-term borrowings                   26,710              (15,460)
    Purchase of treasury stock                                              (13,416)              (3,957)
    Issuance of common stock                                                  1,679                2,641
                                                                           --------             --------
Net cash flows provided from (used in) financing activities                  14,973              (16,776)
                                                                           --------             --------

Effect of exchange rate changes on cash and cash equivalents                    274                   (4)
                                                                           --------             --------

(Decrease) Increase in cash and cash equivalents                                514                 (389)
Cash and cash equivalents at beginning of period                              3,153                4,479
                                                                           --------             --------

Cash and cash equivalents at end of period                                 $  3,667             $  4,090
                                                                           ========             ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Interest paid, net of capitalized amounts                             $  3,789             $  7,375
                                                                           ========             ========
     Income taxes paid                                                     $  6,189             $  5,872
                                                                           ========             ========

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and the changes in cash flows at January 31, 1998 and for all periods presented.

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

The Company's fiscal year ends on the Saturday closest to April 30. Fiscal 1998 will be a 52 week year to end May 2, 1998. The first, second and third quarters of fiscal 1998 were 13 week periods. Fiscal 1997 was a 53 week year ended May 3, 1997. The first quarter of fiscal 1997 was a 14 week period, and the second and third quarters were 13 week periods.

The results of operations for the 13 week period and 39 week period ended January 31, 1998 are not necessarily indicative of the results for the full year.

2.       INCOME TAXES

The effective income tax rate is based on estimates of annual amounts of taxable income and other factors. These estimates are updated periodically and any increase or decrease in the provision for income taxes is reflected in the period in which the estimate is changed. The effective tax rate for fiscal 1997 was 37.9%.

3.       INVENTORIES

Inventories consist of the following:

                                                  JANUARY 31, 1998     MAY 3, 1997
         Raw materials and supplies                   $17,281            $16,432
         Work in process                                6,447              8,209
         Finished goods                                18,970             17,650
                                                     --------            -------
                                                      $42,698            $42,291
                                                      =======            =======

4.       OTHER ASSETS

In May 1995, the Company loaned $2.0 million (included in other assets) to its then Vice Chairman (and now present chairman) of the Board and President (the "Executive"). The loan is due on May 4, 2000, and bears interest payable quarterly equal to the Applicable Federal Rate as defined (5.58% at January 31, 1998), adjusted monthly.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)

The Company agreed to guaranty a portion of an $8.5 million loan made by a bank to the Executive in connection with his purchase of certain real estate. The Company's maximum liability under the guaranty is $3.0 million. The guaranty will terminate at such time as $4.3 million of the loan has been repaid by the Executive provided that: i) the unpaid portion of the loan is less than 75% of the then fair market value of the related real estate which was mortgaged to secure the loan; ii) the Executive's annual compensation meets or exceeds the level of annual compensation at the date of the guaranty; and iii) there are no defaults under the loan agreement. Pursuant to the terms of the loan agreement, a prepayment of $2.0 million must be made in each of November 1997, February 1998 and May 1998 and the remaining balance is due August 1998. In consideration for the Company's guaranty, the Executive agreed to pay to the Company a monthly fee of 1% per annum of the outstanding guaranty amount and to reimburse the Company for expenses incurred in connection with the guaranty. In December 1997, the underlying loan agreement was modified, waiving the November 1997 payment and increasing the August 1998 payment to $4.5 million from the original amount of $2.5 million. The February 1998 payment was made.

5.       COMMITMENTS AND CONTINGENCIES

a.       Treasury Stock

The Company's Board of Directors has authorized the purchase of the Company's common stock as follows:

                DATE OF AUTHORIZATION                  AUTHORIZED SHARES
                    January 1993                          2.0 million
                    December 1995                         2.0 million
                     April 1997                           1.24 million

Shares are authorized for purchase from time to time in the open market, subject to the terms of the Company's credit facility. As of January 31, 1998, approximately 1.84 million shares remain authorized for purchase.

b.    Temporary Equity Relating to Put Options

In April 1997, the Company sold common equity put options ("put options") on 50,000 shares of its common stock which were exerciseable six months from the date of issuance and gave an independent party the right to sell such shares to the Company at a strike price of $17.50 per share. The put options sold in April have expired and were not exercised.

During the first quarter of 1998, the Company sold additional put options on 25,000 shares of its common stock which are exerciseable six months from the date of issuance at a strike price of $18.00. The options sold in the first quarter of 1998 have expired and were not exercised.

During the second quarter of 1998, the Company sold additional put options on 25,000 shares of its common stock which are exerciseable six months from the date of issuance at a strike price of approximately $19.63.

During the third quarter of 1998, the Company sold additional put options on 62,000 shares of its common stock which are exerciseable six months from the date of issuance. The strike price was $22.77 on 26,000 shares and $23.76 on 36,000 shares.

Temporary equity relating to put options on the accompanying consolidated balance sheets represent the amount the Company would be obligated to pay if all unexpired put options were exercised.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)

c.       New Facility

The Company has committed to building a state-of-the-art manufacturing facility in the city of Guangzhou, China. The facility and related equipment will require a capital investment of approximately $35.0 million. Through January 31, 1998, the Company has invested approximately $24 million. The Company expects to spend the balance during the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999. The Company anticipates paying for this investment with funds generated from operations as well as the existing credit facility.

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

6.       DISCONTINUED OPERATIONS

In March 1997 the Company announced that it would discontinue its transportation business ("Transport"), dispose of the related assets and outsource its future delivery requirements. Transport had provided freight delivery services to the Company as well as to other non-related customers. The Company believes that this transaction will enable management to concentrate more on its core business and reduce the Company's future freight and delivery expenses. During the three and nine months ended February 1, 1997, Transport's loss from operations was $247 thousand and $357 thousand (net of income tax benefit of $153 thousand and $221 thousand), respectively, and revenues to outside customers were $1.5 million and $4.9 million, respectively. The net assets of Transport were not material to the Company.

     7.   NEW ACCOUNTING PRONOUNCEMENT

In the third quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic income per share is determined using the weighted average number of shares of common stock outstanding during each period. Diluted income per share further assumes the issuance of common shares for all dilutive securities including restricted stock awards, stock options and warrants.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The Company's fiscal year ends on the Saturday closest to April 30. Fiscal 1998 will be a 52 week year to end May 2, 1998. The first, second and third quarters of fiscal 1998 were 13 week periods. Fiscal 1997 was a 53 week year ended May 3, 1997. The first quarter of fiscal 1997 was a 14 week period, and the second and third quarters were 13 week periods.

In March 1997, the Company disposed of its transportation business ("Shorewood Transport"). The operations of Shorewood Transport have been presented as "Discontinued" in all prior periods.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three and nine month periods ended January 31, 1998 were $96.6 million and $312.1 million as compared to net sales of $97.8 million and $321.2 million for the corresponding prior periods. After adjusting for the extra week in the prior period, sales were essentially flat when compared to the prior year. Flat sales for the three and nine month periods are primarily due to sales to tobacco industry customers not meeting expectations. The Company believes it will experience sales growth in the fourth quarter as compared to the corresponding prior period.

 The Company believes that future sales growth will be generated through continued penetration of its existing markets, and the expanding market of CD-ROM products, as well as its expansion into China.

Cost of Sales

Cost of sales as a percentage of sales for the three and nine months ended January 31, 1998 were 77.5% and 77.1% as compared to 78.4% and 78.0% for the corresponding prior periods. The decrease in this percentage when compared to the prior year is primarily due to manufacturing efficiencies as well as the Company's corporate-wide purchasing program which is continuing to show favorable results. The Company remains sensitive to price competitiveness in the markets that it serves, and in the areas that are targeted for growth and believes that the installation of state-of-the-art printing and manufacturing equipment (and related labor and production efficiencies) will enable it to continue to compete effectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales for the three and nine months ended January 31, 1998 was 11.7% and 11.0% as compared to 11.4% and 10.7% for the corresponding prior period. The increase in selling, general and administrative expenses as a percentage of sales is largely due to the flat sales described above and the Company's continued development of corporate-wide shared services.

Investment and Other Income

Investment and other income, net, for the three and nine months ended January 31, 1998 were $377 thousand and $1.1 million, respectively. The net gain for the three month period was primarily due to net foreign exchange gains of $281 thousand and interest and investment income of $173 thousand. These gains were partially offset by a loss on the sale of equipment. The net gain for the nine month period includes a net foreign exchange gain of $437 thousand, interest and investment income of $413 thousand and a net gain on the sale of equipment of $255 thousand.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Investment and other income, net, for the three and nine months ended February 1, 1997 were $350 thousand and $363 thousand, respectively. The net income for the three month period was primarily due to interest and investment income of $166 thousand and net foreign exchange gains of approximately $156 thousand. The net income for the nine month period includes interest and investment income of approximately $447 thousand, offset by net foreign exchange losses of approximately $113 thousand.

The Company's exposure to foreign exchange transaction gains or losses relate to the Company's Canadian facilities which have U.S. dollar denominated net assets. The Company believes that fluctuations in foreign exchange rates will not have a material impact on the operations or liquidity of the Company, based upon current and historical levels of working capital at the Canadian facilities.

Interest Expense

Interest expense for the three and nine months ended January 31, 1998 was $1.9 million and $5.8 million as compared to $2.1 million and $6.8 million for the corresponding prior periods. The decrease in interest costs is related to decreases in the Company's effective interest rate during the three and nine month periods of fiscal 1998 as well as a reduced average level of borrowings, exclusive of borrowings related to capital expenditures and the China facility not yet in production ("construction in progress"). Interest cost on borrowings related to construction in progress is capitalized. Capitalized interest increased from $177 thousand to $600 thousand for the three month period and from $393 thousand to $1,258 thousand for the nine month period. The Company anticipates that the amount of interest to be capitalized in fiscal 1998 will continue to increase as the Company invests more funds into the construction of the China facility.

At January 31, 1998, the Company had two outstanding intermediate-term interest rate swap agreements. Under the first agreement which relates to $35.0 million of borrowings under the credit facility, the Company pays a fixed rate of 6.19% and receives a floating rate based on LIBOR, as determined in three-month intervals. This agreement terminates May 5, 1998. Under the second agreement which relates to $50.0 million of borrowings under the credit facility, the Company pays a fixed rate of 5.76% and receives a floating rate based on LIBOR, as determined in three-month intervals. This agreement terminates November 3, 1998. These transactions effectively change a portion of the Company's interest rate exposure from a floating-rate to a fixed-rate basis.

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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Income Taxes

The effective income tax rate for the three and nine month periods ended January 31, 1998 is 38.0% and was 38.2% for the corresponding prior periods. These rates reflect a blend of domestic and foreign taxes and are adjusted periodically based upon the estimated annual effective tax rate, which for the entire fiscal year ended May 3, 1997 was 37.9%.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at January 31, 1998 was $3.7 million as compared to $3.2 million at May 3, 1997, and working capital was $39.2 million as compared to $41.7 million as of the same dates respectively. The current ratio at January 31, 1998 and May 3, 1997 was 1.8 to one. The Company's cash balances remain relatively constant as a result of the Company's cash management program whereby collection of accounts receivable are used to retire revolver obligations, and payments of accounts payable and accrued expenses are funded through the revolver obligations.

Cash flow from operating activities for the nine months ended January 31, 1998 was $38.0 million before changes in operating assets and liabilities as compared to $34.5 million for the corresponding prior period. Cash flows from operations as well as borrowings under the Company's credit facilities were used to support $54.3 million in capital investments. In addition, the Company purchased approximately $13.4 million of treasury stock under the Board of Directors authorized program described below. The Company is in the process of constructing its facility in China. The facility and related equipment will require a capital investment of approximately $35.0 million. Through January 31, 1998, the Company has invested approximately $24 million. The Company expects to spend the balance during the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999. The Company anticipates paying for these investments with funds generated from operations as well as the existing credit facility.

The Company's Board of Directors has authorized the purchase of the Company's common stock as follows:

                DATE OF AUTHORIZATION                  AUTHORIZED SHARES
                    January 1993                          2.0 million
                    December 1995                         2.0 million
                     April 1997                           1.24 million

Shares are authorized for purchase from time to time in the open market, subject to the terms of the Company's credit facility. As of January 31, 1998, approximately 1.84 million shares remain authorized for purchase.

The Board and management of the Company believe the long-term outlook for the Company to be promising and that the Company's common stock represents an attractive investment opportunity. The treasury stock purchases will be made from time to time as market conditions permit.

To fund the China investment, and to facilitate its share repurchase program, the Company has a credit facility with its lending banks. As of January 31, 1998, the facility consists of $67.5 million of senior term notes and $125.0 million of a long-term revolver which bear interest, at the discretion of the Company, at either the Bank's prime rate or LIBOR plus between 50 and 100 basis points depending upon certain financial ratios. The revolving credit is available, in its entirety, without any borrowing base limitation. At January 31, 1998, the Company had borrowings under the long-term revolver facility of $80.6 million. The senior term notes will be repaid in equal quarterly installments of $3.75 million through May, 2002 at which time the revolver will mature.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)



The loan agreement contains covenants related to levels of debt to cash flow, current assets to current liabilities, fixed charge coverage, net worth and investments (including investments in the Company's own common stock), and restricts the amount of retained earnings available for payment of dividends. At January 31, 1998, there was approximately $14.4 million of retained earnings available for the payment of dividends.

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

         None

Item 3   DEFAULTS UPON SENIOR SECURITIES

         None

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5   OTHER INFORMATION

         None

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         10.113 - Stock Warrant Agreement dated as of May 15, 1997 to purchase 350,000 shares of common stock.

         10.114 - Form 8-A for registration of certain classes of securities incorporated by reference, as filed with the Commission on January 14, 1998, Commission file No. 0-15077.

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

Dated:  March 16, 1998

                                 EXHIBIT INDEX


                                                                 Sequentially
    Exhibit                                                        Numbered
    Number                    Description                            Page
    -------                   -----------                        ------------
    10.113 - Stock Warrant Agreement dated as of May 15, 1997 to purchase 350,000 shares of common stock.

    10.114 - Form 8-A for registration of certain classes of securities incorporated by reference, as filed with the Commission on January 14, 1998, Commission file
             No. 0-15077.