Form 10-K
period 1998-05-02
SHOREWOOD PACKAGING CORP
filed 1998-07-31
CIK 800266

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended May 2, 1998

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

                                 277 PARK AVENUE
                          NEW YORK, NEW YORK 10172-3000
                    (Address of principal executive offices)
                                 (212) 371-1500
               (Registrants telephone number, including area code)

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

                  YES       [X]                 NO         [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of July 1, 1998, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $246.8 million. (This figure was computed on the basis of the average of the high and low selling prices for the Registrant's common stock on July 1, 1998). Non-affiliates include all shareholders of Registrant other than executive officers, directors and 5% shareholders who are employees of the Registrant. As of July 1, 1998, there were 26,692,275 shares of the Registrants common stock, $.01 par value per share, issued and outstanding.

The information required in Part III of this Form 10-K is incorporated by reference from the Registrant's definitive proxy statement for the September 23, 1998 annual meeting of stockholders.

The Exhibit Index is located on Page 43.                         Total Pages: 45

                                     PART I

ITEM 1.    BUSINESS

Shorewood Packaging Corporation and its subsidiaries (collectively, "Shorewood" or the "Company") print and manufacture high quality paperboard packaging for the cosmetics, home video, music, software, tobacco, toiletries and general consumer markets in the United States and Canada. Shorewood was incorporated in November 1967. The Company's principal executive offices are located at 277 Park Avenue, New York, New York 10172-3000 and its telephone number is (212) 371-1500.

Shorewood's strategic objectives are (i) continuing to enhance its position as a leading paperboard packager to the tobacco industry and the home entertainment market, which includes the music and video industries; (ii) the further expansion of the Company's markets in the CD-ROM computer software and games industry and in the cosmetics and toiletries, food, liquor, consumer electronics, film and hosiery industries; (iii) the expansion into international markets to meet the global sourcing needs of its customers; and (iv) the identification of other areas in the general consumer packaging industry that can most benefit from the Company's ability to produce graphically enhanced high quality packaging. To achieve these objectives, the Company intends to continue expanding its printing, packaging and graphic arts capabilities, including the development and application of advanced manufacturing technologies and the establishment of manufacturing facilities in strategic international markets.

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

The Company is a principal supplier of printed packaging products for the tobacco industry, producing the hard flip-top cigarette packages as well as the traditional slide and shell packages. These products are used to package many of the leading tobacco brands including those ultimately sold in non-United States markets. The Company believes that it is the primary carton supplier to the Canadian tobacco industry and a leading manufacturer of paperboard packaging for the tobacco industry in the United States. See "Tobacco Industry". In the 52 week period ended May 2, 1998 ("fiscal 1998"), Philip Morris, one of Shorewood's tobacco industry customers, accounted for approximately 25% of the Company's consolidated net sales. In addition, two other customers, who may be deemed to be affiliated with each other, accounted in the aggregate for approximately 12% of the Company's fiscal 1998 consolidated net sales. Although Shorewood believes that its relationships with these customers are excellent, there can be no assurance that their packaging requirements in the future will continue at the same levels as in fiscal 1998.

For its music and home entertainment industry customers, the Company manufactures compact disc packaging (including folders, booklets and liners), prerecorded cassette packaging (including folders and sleeves), and other printed material and paperboard packaging for all video formats (including DVD, VHS and laser discs). The Company's music industry customers include many of the major music production and distribution companies in the United States. The Company has long standing relationships with many of these companies and in certain cases also has agreements, typically for five year terms, to supply their packaging products.

The Company is a supplier of paperboard packaging for the cosmetics and toiletries industry and also produces a wide range of consumer packaging products. Additionally, the Company manufactures and provides rigid set-up boxes, principally for customers in the cosmetics and entertainment industries. Although Shorewood believes that its relationships with these customers are excellent, there can be no assurance that their packaging requirements in the future will continue at the same levels as in fiscal 1998.

The Company continues to expand into the CD-ROM computer software and games industry. In 1996, the Company completed the construction of a manufacturing facility in the Pacific Northwest with the strategic objective of enhancing its service capabilities in this and the home entertainment market. The Pacific Northwest is home to many of the leading software manufacturers. The facility has successfully achieved its original strategic objective and through effective cross selling has generated increased production and sales of packaging for CD-ROM computer software and games at several of the Company's east coast facilities.

PRODUCTION

The Company generally produces packaging from specifications, art work or film supplied by its customers. However, the Company from time to time designs and develops new packaging concepts and structures when requested by its customers. The Company has a research and development center located on the grounds of its Newport News ("Williamsburg") plant which is available to its customers to test run and develop experimental and innovative packaging designs and production graphics in a secure environment. Several of the Company's customers have developed packaging concepts at this facility for production in Williamsburg and other Company facilities. In addition, the Company is expanding its technical capabilities to handle digital pre-press processes, including direct to plate graphic work which can eliminate the need for film in the printing process. This will also facilitate the worldwide transmission of graphics throughout all of the Company's locations to better serve its global customers.

The Company's productive capacity and capabilities over the past several years has substantially increased as a result of capital expenditures for plant, machinery and equipment. The Company's policy is to continue to enhance its technological capabilities to meet competitive challenges, although there can be no assurance that it will be able to do so.

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

MARKETING AND SALES

The Company's sales result primarily from direct solicitation by certain members of the Company's senior management and 45 sales people, 33 of whom are in the United States and 12 of whom are in Canada.

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

In addition to sales activities conducted from its manufacturing plants, the Company has sales offices in New York, New York; Los Angeles and Redwood City, California; Chicago, Illinois; Charlotte and Winston-Salem, North Carolina; Fairfield, Connecticut; Portland, Oregon; Fort Lauderdale, Florida; Richmond, Virginia; Westfield, Massachusetts; and Montreal, Canada.

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

Customers are generally billed upon shipment. Jobs are generally completed and shipped to customers shortly after an order is received for customers in the music and home video industry, the CD-ROM computer software and games industry, and the tobacco industry. Jobs are usually completed and shipped within four to eight weeks for general consumer customers. As of May 2, 1998, the Company had approximately $83.6 million in backlog orders, all of which will be filled within the fiscal year ending May 1, 1999. As of May 3, 1997, the Company had backlog orders of approximately $79.0 million, all of which were filled within fiscal 1998.

COMPETITION

The principal elements of competition in the paperboard packaging industry are quality, service and price. The Company believes that it competes effectively in each of these categories. Although the Company believes that it is one of the leading non-integrated folding carton companies in North America, it faces substantial competition from different companies in its different industry areas, some of which are subsidiaries or divisions of companies with much greater financial resources than those of the Company.

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

EMPLOYEES

At May 2, 1998, the Company employed approximately 2,700 employees, of which approximately 1,600 individuals were located in the United States and approximately 1,100 individuals were located in Canada.

Approximately 23% of the Companies employees are represented by unions covering manufacturing personnel in Andalusia, Alabama; Waterbury, Connecticut; Smiths Falls, Ontario Canada; and Toronto (the Shorewood Carton facility only), Ontario Canada. Collective bargaining contracts are negotiated on an individual plant or union local basis. The Company's collective bargaining agreements expire at various times from calendar 1998 to 2000. The Company considers its labor relations to be satisfactory and it has not experienced any significant work stoppages in its operating history.

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

ACQUISITIONS AND INVESTMENTS

The Company has committed to building a state-of-the-art manufacturing facility in the city of Guangzhou, China (the "China Facility"), which will be completed and operating in the summer of 1998. The facility and related equipment will require an initial capital investment of approximately $40.0 million, which the Company has financed through the Company's existing credit facility. Through May 2, 1998, the Company has invested approximately $26.6 million representing costs associated with the lease of the related land, construction of the manufacturing facility, purchase of the necessary machinery and equipment and other expenses associated with the start-up of the facility. In connection with the start-up of the facility, the Company has incurred and capitalized certain start-up costs aggregating approximately $3.0 million. On April 3, 1998, Statement of Position Number 98-5, "Reporting on the Costs of Start-Up Activities" was issued by the American Institute of Certified Public Accountants, which requires the expensing of the start-up costs when incurred. Although adoption is not required until fiscal 2000, the Company plans to adopt this Statement of Position in fiscal 1999. Accordingly, the Company will record a $3.0 million pre-tax charge in its first quarter of fiscal 1999 as a cumulative effect of a change in accounting principle. This pre-tax charge will not be offset by a corresponding tax benefit as these expenses relate to the China Facility which will enjoy a tax holiday for its first three years of profitable operation. The Company will not report the tax benefits until realized.

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

On June 20, 1997, the major tobacco companies (including customers of the Company) announced they had entered into a comprehensive settlement with the attorneys general from many states (the "Settlement"). Tobacco companies have been the targets of law suits by approximately 40 states wherein the states sought to recover the medical expenses incurred by them in treating their residents for the effects of tobacco related illnesses. The claims, in the aggregate exceed $50 billion. The settlement, if effected, will put severe restrictions on the marketing and advertising of tobacco products. The tobacco companies also conceded that nicotine could, under certain circumstances, be regulated by the Food and Drug Administration. If fully implemented, the tobacco companies would also be required to fund ongoing research and smoking prevention plans and education programs. In return, the tobacco companies can limit their financial exposure to state medical expense reimbursement claims and will receive assurances that sales of tobacco products to adults would remain legal. They may also receive relief from punitive damages claims in individual lawsuits.

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

In order to counter what many believed to be the overly favorable treatment of the tobacco companies in the Settlement, new legislation directed at tobacco was recently introduced in Congress. In the opinion of the tobacco companies, the legislation would have the effect of imposing restrictions upon the tobacco companies which are substantially more burdensome than the restrictions contained in the Settlement. The tobacco legislation failed to make it out of committee for a vote by the full Senate. There is little likelihood that comprehensive tobacco legislation will be adopted before the end of the 1998 calendar year.

The potential impact of the Settlement and proposed legislation on the Company is unclear at this time. They are, however, indicative of a politically hostile environment. No portion of the Settlement or legislation is directed at the packaging products manufactured by the Company. Moreover, the Settlement and legislation only affects marketing and sales of tobacco products in the United States. Marketing and sales of tobacco products in foreign countries would be unaffected by the Settlement or legislation, however other countries have adopted or are considering adopting, similar measures.

In addition, much of the Company's tobacco packaging is used in products that are ultimately sold in the export market. Some of the Company's customer products are sold in the Asian market. Recent currency devaluations in that region have resulted in decreased sales for the product sold by some of the Company's customers, resulting in corresponding reduction of sales of related Company product. Although the Company believes that sales of these related products will return to previous growth trends, there can be no assurance that this will be the case, or that future currency fluctuations will not have an adverse impact on the Company's operations.

YEAR 2000

Commencing in 1997 the Company began the development of a new, comprehensive computer based information system which will integrate sales, manufacturing, distribution, financial and human resource modules. It is anticipated that the new system will be completed and all manufacturing facilities will be "on-line" by the summer of 1999. While not specifically directed towards the "Year 2000" issues, the Company's new information system will automatically be Year 2000 compliant at its completion. The Company believes that in and of itself, the cost of addressing Year 2000 issues is not material to its future operating results or financial position.

The Company is also gathering information concerning the Year 2000 compliance status of its suppliers and other entities with whom it exchanges data to ascertain the impact, if any, of their non-compliance on the Company. In the event the Company's significant suppliers or other entities with whom it exchanges data do not timely achieve Year 2000 compliance, the Company's operations and financial results could be adversely affected.

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

ITEM 2.  PROPERTIES

The Company owns offices and manufacturing facilities as follows, representing an aggregate of approximately 1.4 million square feet of office and manufacturing space:

LaGrange, Georgia                         Andalusia, Alabama
Roanoke, Virginia                         Springfield, Oregon
Danville, Virginia                        Williamsburg, Virginia
Smiths Falls, Ontario                     Brockville, Ontario
Scarborough, Ontario                      Guangzhou, China

The Company has entered into a 50 year lease for land in the Peoples Republic of China in the city of Guangzhou, in Guandong Province for approximately $1.7 million for the purposes of constructing a manufacturing facility. The China Facility will contain approximately 125,000 square feet of manufacturing space. Guangzhou is in Southeastern China, approximately 120 miles from Hong Kong.

The Company also leases office, manufacturing and warehousing facilities at the following locations with leases that expire at various times ending in the year 2010, at an annual aggregate net rental cost of approximately $2.8 million for a total of approximately 500 thousand square feet:

New York, New York                        Farmingdale, New York
Fairfield, Connecticut                    Waterbury, Connecticut
Watertown, Connecticut                    Redwood City, California
Santa Monica, California                  Los Angeles, California
Montreal, Canada                          Brockville, Ontario
LaGrange, Georgia                         Toronto, Ontario
Charlotte, North Carolina                 Chicago, Illinois

The Company utilizes a portion of the Farmingdale, New York facility as its corporate administrative offices and sublets the remaining portion of the building. The Farmingdale lease expires in 1999.

In May, 1998, the Company entered into a five year lease for office space in Hauppauge, New York. This space will serve as its corporate administrative offices once the Farmingdale lease expires. The lease expires in calendar 2003.

ITEM 3. LEGAL PROCEEDINGS

The Company is not presently a party to any material litigation. On a continuing basis, the Company monitors its compliance with applicable environmental laws and regulations. As part of this process, the Company cooperates with appropriate governmental authorities to perform any necessary testing and compliance procedures. The Company is not aware of any environmental compliance proceeding that will have a material effect on its consolidated financial statements. During 1998, 1997 and 1996 the Company has been involved, at various locations, in the correction of certain violations of applicable environmental laws, rules or regulations. Amounts paid during fiscal 1998, fiscal 1997 and fiscal 1996 involving governmental authorities relating to Federal, State or local provisions regulating the discharge of materials into the environment were not material and aggregated less than $50,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

All share and per share data have been retroactively adjusted to reflect the 3 for 2 stock split effected in May 1998.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information. The Company's Common Stock is traded on the New York Stock Exchange under the symbol SWD. Prior to January 28, 1998, the Company's Common Stock was traded in the over-the-counter market on the NASDAQ National Market System under the symbol SHOR. The following table sets forth, for the fiscal periods indicated, the high and low sales prices for the Common Stock on the New York Stock Exchange and the National Market System, as reported by NASDAQ.

                                               High               Low
                                               ----               ---
Fiscal 1998
    First Quarter                             $15.33            $11.92
    Second Quarter                             17.67             12.92
    Third Quarter                              18.58             15.17
    Fourth Quarter                             18.92             15.75

Fiscal 1997
    First Quarter                             $11.50            $ 9.83
    Second Quarter                             12.83              9.75
    Third Quarter                              13.17             12.00
    Fourth Quarter                             13.17             11.59

The last sale price of the Company's Common Stock on July 1, 1998 was $16.06.

The Company's Board of Directors has authorized the purchase of the Company's common stock as follows:

         DATE OF AUTHORIZATION                         AUTHORIZED SHARES
              January 1993                                3.0 million
             December 1995                                3.0 million
               April 1997                                1.86 million

Shares are authorized for purchase from time to time in the open market, subject to the terms of the Company's credit facility. As of May 2, 1998, 2.7 million shares remain authorized for purchase. Since May 2, 1998 and through July 1, 1998, the Company purchased an additional 609,000 shares at a total cost of $9.0 million.

(b) Holders. There were 205 record holders of the Company's Common Stock as of July 1, 1998. The Company believes that, as of such date, there were in excess of 1,000 beneficial holders of the Company's Common Stock, including those stockholders whose shares were held of record by certain depository companies.

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

The Company's senior term notes and long-term revolver agreement limits the amount of retained earnings available for the payment of dividends (other than dividends payable in the Company's Common Stock). At May 2, 1998, there was approximately $19.0 million of retained earnings available for the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial information set forth below for and as of the fiscal year ended May 2, 1998 and for and as of the end of each of the four preceding fiscal years is derived from, and qualified by reference to, the audited consolidated financial statements of Shorewood Packaging Corporation and subsidiaries. The report of Deloitte & Touche LLP, independent auditors, on the consolidated financial statements as of May 2, 1998 and May 3, 1997 and for the 52 week period ended May 2, 1998, the 53 week period ended May 3, 1997 and the 52 week period ended April 27, 1996 is included elsewhere herein. There were no cash dividends paid on the Company's Common Stock in any of the periods indicated below.

                                                 SUMMARY FINANCIAL DATA
                                        (In thousands, except per share amounts)

                                                                             52 WEEK PERIOD ENDED
                                               ---------      ---------       ---------       ---------       ---------
                                                 MAY 2,        MAY 3,         APRIL 27,       APRIL 29,        APRIL 30,
                                                  1998         1997(1)          1996            1995             1994
                                               ---------      ---------       ---------       ---------       ---------
INCOME STATEMENT DATA (2)
Continuing Operations
   Net sales                                   $ 415,386      $ 425,312       $ 387,845       $ 351,361       $ 211,714
   Gross profit                                   95,658         94,522          84,211          82,807          51,458
   Selling, general and administrative
     expenses                                     46,410         46,289          42,263          37,635          25,867
   Restructuring charge                               --             --              --              --           3,400

   Earnings from operations                       49,248         48,233          41,948          45,172          22,191
   Other income, net                                 743            795             571             (10)            823

   Interest expense                                7,649          8,861           8,293           8,979           6,727
   Earnings before provision for income
     taxes and extraordinary item                 42,342         40,167          34,226          36,183          16,287
   Provision for income taxes                     16,047         15,222          12,972          13,685           6,607
   Earnings before extraordinary item             26,295         24,945          21,254          22,498           9,680
Discontinued operations                               --         (1,187)            115              11            (289)

Extraordinary item                                    --           (336)         (1,365)             --          (3,098)
Net earnings                                      26,295         23,422          20,004          22,509           6,293
BASIC EARNINGS PER SHARE INFORMATION:
   Earnings from continuing operations
     before extraordinary item per common
     share                                           .97            .91             .75             .80             .36
   Net earnings per common share                     .97            .85             .71             .80             .23
DILUTED EARNINGS PER SHARE INFORMATION:
   Earnings from continuing operations
     before extraordinary item per common
     share                                           .95            .89             .73             .78             .36

   Net earnings per common share                     .95            .83             .69             .78             .23

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING
     BASIC                                        27,057         27,402          28,323          28,015          27,064
     DILUTED                                      27,723         28,070          29,160          28,971          27,134

                                         --------      --------      --------      --------      --------
                                          MAY 2,         MAY 3,      APRIL 27,     APRIL 29,     APRIL 30,
                                           1998         1997(1)        1996          1995          1994
                                         --------      --------      --------      --------      --------
BALANCE SHEET DATA
Working capital                          $ 30,992      $ 41,665      $ 30,789      $ 31,948      $ 31,408
Property, plant and equipment             200,293       156,156       153,079       129,153       135,376
Total assets                              325,984       277,878       275,914       245,264       220,350
Short-term debt                            15,000        15,000        24,000        21,394        10,419
Long-term debt excluding current
     maturities                           126,437       106,856       122,588        99,793       120,493
Convertible subordinated debentures            --            --            --            --        17,500
Stockholders' equity                      109,797        96,356        71,436        67,409        27,111

(1)    53 week period

(2) The operations of Transport have been reflected as discontinued operations for the period ended May 3, 1997 and for all prior periods

ITEM 7. MANAGEMENT'S' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's fiscal year ends on the Saturday closest to April 30. Fiscal 1998 was a 52 week year ended May 2, 1998. Fiscal 1997 was a 53 week year ended May 3, 1997. The first quarter of fiscal 1997 was a 14 week period, and the second, third and fourth quarters were 13 week periods.

In March 1997, the Company disposed of its transportation business ("Shorewood Transport"). The operations of Shorewood Transport have been presented as "Discontinued" in all prior periods.

RESULTS OF OPERATIONS

Net Sales

Net sales for the 52 week period ended May 2, 1998 were $415.4 million compared to net sales of $425.3 million for the corresponding prior period, a decrease of 2.3%. After adjusting for the extra week in the prior period, sales were essentially flat when compared to the prior year. Flat sales for the year are primarily due to sales to tobacco industry customers not meeting expectations. Tobacco industry sales fell short of expectations primarily due to customers adjusting inventory levels and reduced sales of product ultimately destined for the Asian market. Weaknesses in Asian currency impacted the sale of products by the Company's tobacco customers. Although the Company anticipates that sales of packaging products to these customers will return to normal growth patterns during fiscal 1999, there can be no assurance that this will be the case, or that future currency fluctuations will not have an adverse impact on the Company's operations.

Net sales for the 53 weeks ended May 3, 1997 were $425.3 million compared to net sales of $387.8 million for the 52 weeks ended April 27, 1996, an increase of 9.7%.

The Company believes that future sales growth will be generated through continued penetration of its existing markets and the expanding market of CD-ROM products, as well as its expansion into China.

Cost of Sales

Cost of sales as a percentage of sales for the 52 weeks ended May 2, 1998 were 77.0% as compared to 77.8% for the 53 weeks ended May 3, 1997. The decrease in this percentage when compared to the prior year is primarily due to manufacturing efficiencies resulting from the Company's capital investment programs.

Cost of sales as a percentage of sales for the 53 weeks ended May 3, 1997 were 77.8% as compared to 78.3% for the 52 weeks ended April 27, 1996. The favorable trend in cost of sales as a percentage of sales is due to the favorable (stabilized) trend in raw material costs, increased sales of value added packaging, the favorable impact of the Company's corporate wide purchasing program and the continued attention to enhancing manufacturing efficiencies. In addition, the Company's Oregon facility had a negative impact on the Company's overall margin in the first quarter of 1997 and has since contributed favorably in each of the next three quarters.

The Company remains sensitive to price competitiveness in the markets that it serves, and in the areas that are targeted for growth. It believes that the installation of state-of-the-art printing and manufacturing equipment (and related labor and production efficiencies) enables it to compete effectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales for the 52 weeks ended May 2, 1998 were 11.2% as compared to 10.9% for the 53 weeks ended May 3, 1997. The increase in selling, general and administrative expenses as a percentage of sales is largely due to the flat sales described above and the Company's continued development of corporate-wide shared services.

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

The Company anticipates that the China Facility will have a negative impact on the Company's overall operating margins during the early stages of its growth during fiscal 1999.

Other Income, net

Other income, net, for the 52 weeks ended May 2, 1998 includes investment income of $841 thousand and foreign exchange gains of $377 thousand, offset by losses on the disposal of fixed assets of $475 thousand.

Other income, net, for the 53 week period ended May 3, 1997 was primarily related to investment income of $561 thousand, $123 thousand related to gains on the disposal of fixed assets and $111 thousand related to foreign exchange gains.

Other income, net, for the 52 week period ended April 27, 1996 was primarily related to investment income of $446 thousand and $157 thousand of gains on the disposal of certain fixed assets. Foreign exchange gains/losses were not significant in 1996.

The Company's exposure to foreign exchange transaction gains or losses relate to the Company's Canadian facilities which have U.S. dollar denominated net assets. The Company believes that fluctuations in foreign exchange rates will not have a material impact on the operations or liquidity of the Company, based upon current and historical levels of working capital at the Canadian facilities. During fiscal 1998, several Asian currencies have experienced weaknesses which had the impact of reducing some demand for Company products produced in North America intended for ultimate use in export markets. The recent investments in the China Facility will expose the Company to foreign exchange risks related to the Renminbi ("Rmb"). A significant weakening of the Rmb would result in a reduction in the net worth of the Company's investment in the China Facility (through the cumulative translation adjustment account). In addition, net operating results (whether losses or profits) would be reduced. Exposure to foreign exchange transaction gains or losses is expected to be minimal as the Company will make purchases and sales in both Rmb and the US$, and settlement periods on both accounts receivable and accounts payable are expected to be short.

Interest Expense

Interest expense for the 52 week period ended May 2, 1998 was $7.6 million as compared to $8.9 million, for the 53 week period ended May 3, 1997. The decrease in interest costs for the 52 week period as compared to the prior year is due to a reduced average level of borrowings, exclusive of borrowings related to capital expenditures and the China Facility not yet in production ("construction in progress"). Interest cost on construction in progress is capitalized. Capitalized interest for the year ended May 2, 1998 was $1.9 million. Capitalized interest for the year ended May 3, 1997 was $450 thousand. The Company expects to record increased levels of capitalized interest in early fiscal 1999 in connection with its expansion into China. As the facility commences operations, the Company expects that capitalized interest will decrease.

At May 2, 1998, the Company had two outstanding intermediate-term interest rate swap agreements. Under the first agreement which relates to $35.0 million of borrowings under the credit facility, the Company pays a fixed rate of 6.19% and receives a floating rate based on LIBOR, as determined in three-month intervals. This agreement terminates May 5, 1998. Under the second agreement which relates to $50.0 million of borrowings under the credit facility, the Company pays a fixed rate of 5.76% and receives a floating rate based on LIBOR, as determined in three-month intervals. This agreement terminates November 3, 1998. The agreement may be extended at the discretion of the financial institution for an additional year.

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

In July 1997, the Company entered into a reversion swap agreement relating to $50.0 million of borrowings under the credit facility. Under the agreement, the Company pays a fixed rate of 5.73% and receives a floating rate based on LIBOR, as determined in three month intervals. This agreement terminates in April 2002. After the first year, however, the fixed rate reverts back to floating for any three month period during which the LIBOR rate exceeds 6.625%. The rate reverts back to the fixed rate of 5.73% for any subsequent period for which the LIBOR rate drops below 6.625%.

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

Income Taxes

The effective income tax rate for the 52 week period ended May 2, 1998 and the 53 week period ended May 3, 1997 was 37.9%. These rates reflect a blend of domestic and foreign taxes. The China Facility will enjoy a tax holiday for the first three years of profitable operations, and thereafter be taxed at lower rates than the Company's North American operations. During the early periods of operation, losses incurred will not result in related tax benefits. The Company anticipates that this situation will temporarily result in an increase in its effective tax rate in fiscal 1999.

Start-Up Costs/Discontinued Operations/Extraordinary Items

In connection with the start-up of the China Facility, the Company has incurred and capitalized certain start-up costs aggregating approximately $3.0 million. On April 3, 1998, Statement of Position Number 98-5, "Reporting on the Costs of Start-Up Activities" was issued by the American Institute of Certified Public Accountants, which requires the expensing of the start-up costs when incurred. Although adoption is not required until fiscal 2000, the Company plans to adopt this Statement of Position in fiscal 1999. Accordingly, the Company will record a $3.0 million pre-tax charge in its first quarter of fiscal 1999 as a cumulative effect of a change in accounting principle. This pre-tax charge will not be offset by a corresponding tax benefit as these expenses relate to the China Facility which will enjoy a tax holiday for its first three years of profitable operation. The Company will not report the tax benefits until realized.

In March 1997 the Company announced that it would discontinue its transportation business ("Transport"), dispose of the related assets and outsource its future delivery requirements. Transport had provided freight delivery services to the Company as well as to other non-related customers. As of May 3, 1997, substantially all of the costs associated with closing Transport had been paid. In connection with the disposal of Transport, the Company recorded a loss on disposal of $488 thousand (net of income tax benefit of $298 thousand). During fiscal 1997, Transport's loss from operations was $699 thousand (net of income tax benefit of $426 thousand). For the years ended May 3, 1997 and April 27, 1996, Transport had revenues to outside customers of $5.8 million and $6.5 million, respectively. The net assets of Transport were not material to the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at May 2, 1998 were $7.3 million as compared to $3.2 million at May 3, 1997, and working capital was $31.0 million as compared to $41.7 million as of the same dates respectively. The current ratio at May 2, 1998 was 1.5 to one as compared to 1.8 to one as of May 3, 1997. The Company has a cash management program whereby collections of accounts receivable are used to retire revolver obligations, and payments of accounts payable and accrued expenses are funded through the revolving credit facility.

Cash flow from operating activities for fiscal 1998 was $46.3 million before changes in operating assets and liabilities as compared to $46.5 million for the corresponding prior period, whereas net cash flows provided from operating activities was $57.2 million as compared to $47.4 million for the same periods. Cash flows from operations as well as borrowings under the Company's credit facilities were used to support $61.4 million in capital investments. In addition, the Company purchased approximately $14.5 million of treasury stock under the Board of Directors authorized program described below. Further investment in plant and equipment will be dependent upon business needs and opportunities. The Company anticipates that capital expenditures will approximate $35.0 million for all of fiscal 1999 including the completion of the China Facility. The Company has committed to building a state-of-the-art manufacturing facility in the city of Guangzhou, China, which will be completed and operating in the summer of 1998. The facility and related equipment will require an initial capital investment of approximately $40.0 million, which the Company has financed through the Company's existing credit facility. Through May 2, 1998, the Company has invested approximately $26.6 million representing costs associated with the lease of the related land, construction of the manufacturing facility, purchase of the necessary machinery and equipment and other expenses associated with the start-up of the facility. The Company anticipates spending the remaining $13.4 million during fiscal 1999 with funds generated from operations as well as the existing credit facility.

The Company's Board of Directors has authorized the purchase of the Company's common stock as follows:

         DATE OF AUTHORIZATION                    AUTHORIZED SHARES
              January 1993                           3.0 million
             December 1995                           3.0 million
               April 1997                           1.86 million

Shares are authorized for purchase from time to time in the open market, subject to the terms of the Company's credit facility. As of May 2, 1998, 2.7 million shares remain authorized for purchase. Since May 2, 1998 and through July 1, 1998, the Company purchased an additional 609,000 shares at a total cost of $9.0 million.

To fund the China investment and other global opportunities which may arise over the next several years and to facilitate its share repurchase program, the Company entered into a credit facility in May 1997 with its lending banks, increasing its line of credit to $200 million. The facility consists of $75.0 million of senior term notes and $125.0 million of a long-term revolver which bear interest, at the discretion of the Company, at either the bank's prime rate or LIBOR plus between 50 and 100 basis points depending upon certain financial ratios. The revolving credit is available, in its entirety, without any borrowing base limitation. At May 2, 1998, the Company had borrowings under the revolving facility of $77.7 million. The senior term notes will be repaid in equal quarterly installments through May 2002 at which time the revolver will mature.

The loan agreement contains covenants related to levels of debt to cash flow, current assets to current liabilities, fixed charge coverage, net worth and investments (including investments in the Company's own common stock), and restricts the amount of retained earnings available for payment of dividends (other than dividends in the Company's common stock). At May 2, 1998, there was approximately $19.0 million of retained earnings available for the payment of dividends.

The Company expects that cash flow from operations together with the borrowing capacity under the revolving credit facility will be sufficient to meet the needs of the business.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent pronouncements of the Financial Accounting Standards Board, which are not required to be adopted at this date, include Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The adoption of SFAS No. 130 will expand the Company's current disclosure requirements. The adoption of SFAS No. 131 and SFAS No. 132 are not expected to have a material impact on the Company's financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         SHOREWOOD PACKAGING CORPORATION
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE

Independent Auditors' Report                                                                                    18

Consolidated Financial Statements

              Balance Sheets at May 2, 1998 and May 3, 1997                                                     19

              Statements of Earnings, 52 week period ended May 2, 1998, 53 week period
                              ended May 3, 1997 and 52 week period ended April 27, 1996                         20

              Statements of Cash Flows, 52 week period ended May 2, 1998, 53 week
                              period ended May 2, 1997 and 52 week period ended April 27, 1996                  21

              Statements of  Stockholders' Equity, 52 week period ended May 2, 1998, 53 week
                              period ended May 2, 1997 and 52 week period ended April 27, 1996                  22

              Notes to Financial Statements                                                                     23-36

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Shorewood Packaging Corporation

We have audited the accompanying consolidated balance sheets of Shorewood Packaging Corporation and subsidiaries as of May 2, 1998 and May 3, 1997 and the related consolidated statements of earnings, stockholders' equity and cash flows for the 52 weeks ended May 2, 1998, the 53 weeks ended May 3, 1997 and the 52 weeks ended April 27, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shorewood Packaging Corporation and subsidiaries as of May 2, 1998 and May 3, 1997 and the results of their operations and their cash flows for the 52 weeks ended May 2, 1998, the 53 weeks ended May 3, 1997 and the 52 weeks ended April 27, 1996 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

/s/ DELOITTE & TOUCHE LLP

New York, New York
June 12, 1998

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                                                       MAY 2,               MAY 3,
                                                                                        1998                   1997
ASSETS
Current Assets:
     Cash, including cash equivalents of $1,341 and $1,292
            in 1998 and 1997                                                           $7,268                 $3,153
     Accounts receivable, net of allowance for doubtful accounts
            of $516 and $440 in 1998 and 1997                                          32,054                 38,998
     Inventories                                                                       46,591                 42,291
     Deferred tax assets                                                                  317                    885
     Refundable income taxes                                                              411                  4,621
     Prepaid expenses and other current assets                                          9,202                  4,584
                                                                                  -----------            -----------
          Total Current Assets                                                         95,843                 94,532
Property, Plant and Equipment, net                                                    200,293                156,156
Excess of Cost Over the Fair Value of Net Assets Acquired, net                         18,295                 19,180
Other Assets                                                                           11,553                  8,010
                                                                                 ------------            -----------
                                                                                     $325,984               $277,878
                                                                                     ========               ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                 $33,100                $25,653
     Accrued expenses                                                                  13,887                 10,047
     Income taxes payable                                                               2,864                  2,167
     Current maturities of long-term debt                                              15,000                 15,000
                                                                                   ----------             ----------
          Total Current Liabilities                                                    64,851                 52,867
Long-Term Debt                                                                        126,437                106,856
Other Long-Term Liabilities                                                               794                    713
Deferred Income Taxes                                                                  21,395                 20,211
                                                                                   ----------             ----------
          Total Liabilities                                                           213,477                180,647
                                                                                    ---------               --------

Temporary Equity Relating to Put Options                                                2,710                    875
                                                                                  -----------          -------------

Commitments and Contingencies

Stockholders' Equity:
     Series A preferred stock, $10 par value; 50,000 shares
          authorized, none issued                                                        -                      -
     Preferred stock, $10 par value; 5,000,000 shares authorized
          none issued                                                                    -                      -
     Common stock, $.01 par value; 40,000,000 shares authorized;
          34,106,974 issued and 27,092,100 outstanding in 1998 and
          33,752,013 issued and 27,802,734 outstanding in 1997                            341                    338
     Additional paid-in capital                                                        52,448                 49,343
     Retained earnings                                                                121,976                 95,681
     Cumulative foreign currency translation adjustment                                (4,274)                (2,875)
     Treasury stock (7,014,874 and 5,949,279 shares at
          cost in 1998 and 1997)                                                      (60,694)               (46,131)
                                                                                   ----------             ----------
          Total Stockholders' Equity                                                  109,797                 96,356
                                                                                  -----------             ----------
                                                                                     $325,984               $277,878
                                                                                     ========               ========

   The accompanying notes are an integral part of these financial statements.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                            52 WEEKS        53 WEEKS        52 WEEKS
                                                              ENDED           ENDED           ENDED
                                                              MAY 2,          MAY 3,        APRIL 27,
                                                              1998            1997             1996
                                                            ---------       ---------       ---------
Net Sales                                                   $ 415,386       $ 425,312       $ 387,845
                                                            ---------       ---------       ---------
Costs and Expenses:
     Cost of Sales                                            319,728         330,790         303,634
     Selling, General and Administrative                       46,410          46,289          42,263
                                                            ---------       ---------       ---------
                                                              366,138         377,079         345,897
                                                            ---------       ---------       ---------

Earnings from Operations                                       49,248          48,233          41,948
Other Income, net                                                 743             795             571
Interest Expense                                               (7,649)         (8,861)         (8,293)
                                                            ---------       ---------       ---------

Earnings from Continuing Operations Before
     Provision for Income Taxes and Extraordinary Item         42,342          40,167          34,226
Provision for Income Taxes                                     16,047          15,222          12,972
                                                            ---------       ---------       ---------

Earnings from Continuing Operations Before
     Extraordinary Item                                        26,295          24,945          21,254
Discontinued Operations, net of Income Tax Benefit
     of $724 in 1997 and Provision of $70 in 1996                  --          (1,187)            115
Extraordinary Item, net of Income Tax Benefit of
     $205 and $837 in 1997 and 1996                                --            (336)         (1,365)
                                                            ---------       ---------       ---------

Net Earnings                                                $  26,295       $  23,422       $  20,004
                                                            =========       =========       =========

EARNINGS PER SHARE INFORMATION:
BASIC
     Earnings from Continuing Operations Before
        Extraordinary Item                                  $     .97       $     .91       $     .75
     Discontinued Operations                                       --            (.05)            .01
     Extraordinary Item                                            --            (.01)           (.05)
                                                            ---------       ---------       ---------
     Net Earnings Per Common Share                          $     .97       $     .85       $     .71
                                                            =========       =========       =========

DILUTED
     Earnings from Continuing Operations Before
        Extraordinary Item                                  $     .95       $     .89       $     .73
     Discontinued Operations                                       --            (.05)            .01
     Extraordinary Item                                            --            (.01)           (.05)
                                                            ---------       ---------       ---------
     Net Earnings Per Common and Common
        Equivalent Share                                    $     .95       $     .83       $     .69
                                                            =========       =========       =========

WEIGHTED AVERAGE SHARES OUTSTANDING
     BASIC                                                     27,057          27,402          28,323
                                                            =========       =========       =========
     DILUTED                                                   27,723          28,070          29,160
                                                            =========       =========       =========


   The accompanying notes are an integral part of these financial statements.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   52 WEEKS        53 WEEKS        52 WEEKS
                                                                    ENDED           ENDED            ENDED
                                                                    MAY 2,          MAY 3,         APRIL 27,
                                                                     1998            1997            1996
Cash Flows from Operating Activities:
   Net earnings                                                   $  26,295       $  23,422       $  20,004
   Adjustments to reconcile net earnings to net
      cash flows provided from operations:
         Depreciation and amortization                               17,874          17,214          14,231
         Deferred income taxes                                        1,888           5,182           3,758
         Non-cash restricted stock compensation                         241             656             279
         Changes in operating assets and liabilities:
            Accounts receivable                                       6,468           5,585          (3,589)
            Inventories                                              (4,762)         (1,661)          5,175
            Prepaid expenses and other current assets                (4,655)            102          (1,216)
            Other assets                                             (2,503)         (1,349)         (2,651)
            Accounts payable, accrued expenses and
               other long term liabilities                           11,362            (560)         (6,726)
            Current income taxes                                      4,944          (1,162)           (188)
                                                                  ---------       ---------       ---------
Net cash flows provided from operating activities                    57,152          47,429          29,077
                                                                  ---------       ---------       ---------

Cash Flows from Investing Activities:
   Capital Expenditures                                             (61,410)        (20,794)        (37,429)
   Business Acquisitions                                                 --          (5,000)         (1,146)
                                                                  ---------       ---------       ---------
Net cash flows used in investing activities:                        (61,410)        (25,794)        (38,575)
                                                                  ---------       ---------       ---------

Cash Flows from Financing Activities:
   Net proceeds from revolver borrowings                             31,070          14,706          21,006
   Additions to long-term borrowings                                     --          75,000          26,000
   Repayments of long-term borrowings                               (11,250)       (114,000)        (21,500)
   Purchase of treasury stock                                       (14,563)         (6,619)        (17,277)
   Issuance of common stock                                           2,864           7,334           1,465
                                                                  ---------       ---------       ---------
Net cash flows provided from (used in) financing activities           8,121         (23,579)          9,694
                                                                  ---------       ---------       ---------

Effect of exchange rate changes on cash and cash equivalents            252             618             183
                                                                  ---------       ---------       ---------

Increase (decrease) in cash and cash equivalents                      4,115          (1,326)            379
Cash and cash equivalents at beginning of period                      3,153           4,479           4,100
                                                                  ---------       ---------       ---------

Cash and cash equivalents at end of period                        $   7,268       $   3,153       $   4,479
                                                                  =========       =========       =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest paid, net of capitalized amounts                      $   5,553       $  10,504       $   8,321
                                                                  =========       =========       =========
   Income taxes paid                                              $   9,252       $  11,359       $   8,872
                                                                  =========       =========       =========

   The accompanying notes are an integral part of these financial statements.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands except share data)

                                                                                           Cumulative
                                                                                             Foreign
                                        Common Stock           Additional                   Currency
                                    Shares                      Paid-In       Retained     Translation     Treasury
                                    Issued        Amount        Capital       Earnings     Adjustments      Stock          Total
                                  ----------    ----------    ----------     ----------    ----------     ----------     ----------
Balance, April 29, 1995           32,434,089    $      324    $   38,562     $   52,255    $   (1,497)    $  (22,235)    $   67,409
Issuance of common stock             360,317             4         1,918             --            --             --          1,922
Purchase of treasury stock                --            --            --             --            --        (17,277)       (17,277)
Net earnings, 52 weeks
   ended April 27, 1996                   --            --            --         20,004            --             --         20,004
Foreign currency
   translation adjustments                --            --            --             --          (622)            --           (622)
                                  ----------    ----------    ----------     ----------    ----------     ----------     ----------
Balance, April 27, 1996           32,794,406           328        40,480         72,259        (2,119)       (39,512)        71,436
Issuance of common stock
   and warrant                       957,607            10         9,738             --            --             --          9,748
Purchase of treasury stock                --            --            --             --            --         (6,619)        (6,619)
Net earnings, 53 weeks
   ended May 3, 1997                      --            --            --         23,422            --             --         23,422
Temporary equity
   relating to put options                --            --          (875)            --            --             --           (875)
Foreign currency
   translation adjustments                --            --            --             --          (756)            --           (756)
                                  ----------    ----------    ----------     ----------    ----------     ----------     ----------
Balance, May 3, 1997              33,752,013           338        49,343         95,681        (2,875)       (46,131)        96,356
Issuance of common stock
   and warrant                       354,961             3         4,940             --            --             --          4,943
Purchase of treasury stock                --            --            --             --            --        (14,563)       (14,563)
Net earnings, 52 weeks
   ended May 2, 1998                      --            --            --         26,295            --             --         26,295
Temporary equity
   relating to put options                --            --        (1,835)            --            --             --         (1,835)
Foreign currency
   translation adjustments                --            --            --             --        (1,399)            --         (1,399)
                                  ----------    ----------    ----------     ----------    ----------     ----------     ----------
Balance, May 2, 1998              34,106,974    $      341    $   52,448     $  121,976    $   (4,274)    $  (60,694)    $  109,797
                                  ==========    ==========    ==========     ==========    ==========     ==========     ==========

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

United States ("U.S.") income taxes with respect to the undistributed earnings of the Company's foreign subsidiaries have not been provided since it is the intention of management that the undistributed earnings will be reinvested or transferred to the Company without giving rise to U.S. tax liabilities. The total amount of unremitted earnings of non-U.S. subsidiaries was approximately $65 million at May 2, 1998.

(g)   Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock-based compensation awards. Accordingly, no compensation cost has been recognized for stock options granted under the Plans.

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

(i)   Share information

All share and per share data have been retroactively adjusted to reflect the 3 for 2 stock split effected in May, 1998.

The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share". Under this statement, basic weighted average shares outstanding does not include the dilutive effect of outstanding stock options and warrants. Diluted weighted average common and common equivalent shares outstanding include the dilutive effect of outstanding stock options and warrants for all periods presented.

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

(m)   Fiscal periods

Reference to 1998, 1997 and 1996 in the accompanying notes to the consolidated financial statements refer to the fiscal periods ending May 2, 1998, May 3, 1997 and April 27, 1996, respectively.

(n)   Reclassifications

Certain reclassifications have been made to the prior years balances to conform with the current year's presentation.

2.    BUSINESS ACQUISITIONS AND INVESTMENTS

Premium Group Acquisition

Effective January 1, 1994, the Company purchased certain of the United States and Canadian assets of the Premium Packaging Group of Cascade Paperboard International, Inc. (the "Premium Group"). In connection with this acquisition, the Company had $5.0 million of contingent consideration accrued as of April 27, 1996. This amount was paid in May, 1996. In addition, the Company issued to the seller a warrant for 52,500 shares of the Company's common stock at an exercise price of $9.00 per share. The seller exercised the warrant in December 1997.

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

                                              MAY 2,         MAY 3,
                                              1998            1997
                                            --------        --------
Excess of cost over the fair value of
businesses acquired                         $ 20,809        $ 20,960
Accumulated amortization                      (2,514)         (1,780)
                                            --------        --------
                                            $ 18,295        $ 19,180
                                            ========        ========

3.    INVENTORIES

                                  MAY 2,      MAY 3,
                                  1998          1997
                                -------       -------
Raw material and supplies       $17,862       $16,432
Work in process                   7,833         8,209
Finished Goods                   20,896        17,650
                                -------       -------
                                $46,591       $42,291
                                =======       =======

4.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at historical cost. Depreciation and amortization of property, plant and equipment from continuing operations was $15.9 million, $15.3 million and $13.0 million in 1998, 1997 and 1996, respectively. Capitalized interest costs related to the construction of plant and equipment were $1.9 million, $450 thousand and $1.1 million in 1998, 1997, and 1996, respectively.

                                RANGE OF
                                  USEFUL      MAY 2,       MAY 3,
                                   LIFE        1998         1997
                              ---------------------------------------
Land                                -          $  5,686    $  4,022
Building and improvements     30-40 years        43,959      43,739
Machinery and equipment        7-13 years       219,521     174,688
Leasehold improvements              -             5,818       5,715
Construction in progress            -            16,208       7,674
                                               --------    --------
                                                291,192     235,838
Accumulated depreciation and
amortization                                    (90,899)    (79,682)
                                               --------    --------
                                               $200,293    $156,156
                                               ========    ========

5.    ACCRUED EXPENSES

                                               MAY 2,        MAY 3,
                                                1998          1997
                                              -------       -------
Accrued salaries, employee benefits and
payroll taxes                                 $ 6,842       $ 6,363
Other accrued expenses                          7,045         3,684
                                              -------       -------
                                              $13,887       $10,047
                                              =======       =======

6.    LONG-TERM DEBT/FINANCE AGREEMENTS

                            MAY 2,          MAY 3,
                            1998             1997
                         ---------        ---------
Senior term notes        $  63,750        $  75,000
Long-term revolver          77,687           46,856
                         ---------        ---------
                           141,437          121,856
Current maturities         (15,000)         (15,000)
                         ---------        ---------
                         $ 126,437        $ 106,856
                         =========        =========

In order to facilitate the Company's expansion into China, effectuate the Company's stock repurchase program and other global opportunities which may arise over the next several years, on May 2, 1997, the Company entered into a new credit agreement with its lending banks to replace its existing credit facility. The new credit facility provides for up to $200 million of borrowings and consists of a $75 million term loan to be paid in equal quarterly installments over five years and a $125 million revolving credit facility maturing at the end of five years. The revolving credit is available, in its entirety, without any borrowing base limitation. Borrowings pursuant to the facility bear interest at the discretion of the Company, at either the bank's prime rate (8.5% at May 2, 1998) or at the LIBOR rate (three month term of 5.72% at May 2, 1998) plus 50 to 100 basis points based upon financial ratios as defined in the underlying agreement (75 basis points at May 2, 1998). Unused commitment fees will range from 17.5 to 30 basis points (25 basis points at May 2, 1998 based upon the same financial ratios). The Company had $1.6 million in outstanding letters of credit under the credit facility at May 2, 1998.

In connection with the establishment of new credit facilities in the fourth quarter of 1997 and the third quarter of 1996, the Company recorded net of tax extraordinary charges representing the write-off of previously deferred finance costs incurred in connection with the respective facilities of approximately $336 thousand and $1.4 million, respectively.

The underlying loan agreement for the borrowings referred to above includes covenants related to levels of debt to cash flow, current assets to current liabilities, fixed charge coverage, net worth and investments (including investments in the Company's own common stock), and limits the amount of retained earnings available for payment of dividends (other than dividends in the Company's common stock). At May 2, 1998, there was approximately $19.0 million of retained earnings available for the payment of dividends. The borrowings are collateralized by substantially all of the capital stock of the Company's subsidiaries.

Based upon the borrowing rates currently available to the Company for bank loans with similar terms, the fair value of the senior long-term debt approximates the carrying value.

Aggregate maturities of long-term debt are as follows:

         Fiscal year ending:
               1999                 $  15,000
               2000                    15,000
               2001                    15,000
               2002                    96,437
                                    ---------
                                    $ 141,437
                                    =========

The effective interest rate on the Company's borrowings was 6.76%, 6.69% and 6.74% in 1998, 1997 and 1996, respectively.

Interest Rate Swap Agreements

At May 2, 1998, the Company had two outstanding intermediate-term interest rate swap agreements. Under the first agreement which relates to $35.0 million of borrowings under the credit facility, the Company pays a fixed rate of 6.19% and receives a floating rate based on LIBOR, as determined in three-month intervals. This agreement terminates May 5, 1998. Under the second agreement which relates to $50.0 million of borrowings under the credit facility, the Company pays a fixed rate of 5.76% and receives a floating rate based on LIBOR, as determined in three-month intervals. This agreement terminates November 3, 1998. The agreement may be extended at the discretion of the financial institution for an additional year.

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

In July 1997, the Company entered into a reversion swap agreement relating to $50.0 million of borrowings under the credit facility. Under the agreement, the Company pays a fixed rate of 5.73% and receives a floating rate based on LIBOR, as determined in three month intervals. This agreement terminates in April 2002. After the first year, however, the fixed rate reverts back to floating for any three month period during which the LIBOR rate exceeds 6.625%. The rate reverts back to the fixed rate of 5.73% for any subsequent period for which the LIBOR rate drops below 6.625%.

These transactions effectively change a portion of the Company's interest rate exposure from a floating-rate to a fixed-rate basis.

The fair value of the interest rate swap agreements are immaterial to the financial statements of the Company.

7.    INCOME TAXES

Earnings from continuing operations before provision for income taxes and extraordinary item is comprised of the following:

                     MAY 2,        MAY 3,      APRIL 27,
                     1998          1997          1996
                    -------       -------       -------
United States       $20,391       $17,248       $16,428
Foreign              21,951        22,919        17,798
                    -------       -------       -------
                    $42,342       $40,167       $34,226
                    =======       =======       =======

The provision for income taxes is comprised of the following:

                    MAY 2,       MAY 3,       APRIL 27,
                    1998          1997          1996
                  -------       -------       -------
Current
    Federal       $ 5,782       $ 1,893       $ 2,840
    State             884           579           630
    Foreign         7,493         7,568         5,744
                  -------       -------       -------
                   14,159        10,040         9,214
                  -------       -------       -------
Deferred
    Federal           846         3,467         2,730
    State             504           810           266
    Foreign           538           905           762
                  -------       -------       -------
                    1,888         5,182         3,758
                  -------       -------       -------
                  $16,047       $15,222       $12,972
                  =======       =======       =======

The Company's effective tax rate differs from the statutory U. S. Federal income tax rate as a result of the following:

                                         MAY 2,         MAY 3,        APRIL 27,
                                          1998           1997           1996
                                         ------         ------         ------
Statutory U.S. Federal tax rate            35.0%          35.0%          35.0%
State income taxes, net of Federal
benefit                                     2.1            2.2            1.7
Foreign income tax rate
differentials                               1.3            1.1             .8
Other                                       (.5)           (.4)            .4
                                         ------         ------         ------
                                           37.9%          37.9%          37.9%
                                         ======         ======         ======

The tax effects of significant items comprising the Company's net deferred tax liability are as follows:

                                         MAY 2,          MAY 3,         APRIL 27,
                                          1998            1997            1996
                                        --------        --------        --------
Deferred tax asset (liability):
    Property, plant and equipment       $(22,740)       $(20,366)       $(15,603)
    Other assets                             645             155            (422)
    Accounts receivable                      141             140             163
    Inventories                              600             941             607
    Accrued expenses                          48             153             140
    State net operating loss and
        investment tax
        credit carryforwards               2,430           1,912           1,375
    Employee benefits                        137              86             209
    Other current assets                    (609)           (617)             30
                                        --------        --------        --------
                                         (19,348)        (17,596)        (13,501)
   Valuation Allowance                    (1,730)         (1,730)           (765)
                                        --------        --------        --------
                                        $(21,078)       $(19,326)       $(14,266)
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

8.    COMMITMENTS AND CONTINGENCIES

(a)   Lease Agreements

The Company is committed for annual rentals under noncancellable operating leases for production and office facilities expiring on various dates through 2010. Several leases include one year renewal options. The minimum future rental commitments under noncancellable leases, exclusive of taxes and utilities, are as follows:

Fiscal year ending:
               1999                   $ 2,373
               2000                     2,040
               2001                     1,546
               2002                       946
               2003                       939
            Thereafter                  8,425
                                      -------
                                      $16,269
                                      =======

Rent expense under operating leases from continuing operations approximated $2.8 million, $3.1 million and $2.8 million in 1998, 1997 and 1996, respectively.

(b)   Treasury Stock

The Company's Board of Directors has authorized the purchase of the Company's common stock as follows:

       DATE OF AUTHORIZATION                  AUTHORIZED SHARES
            January 1993                         3.0 million
           December 1995                         3.0 million
             April 1997                          1.86 million

Shares are authorized for purchase from time to time in the open market, subject to the terms of the Company's credit facility. As of May 2, 1998, 2.7 million shares remain authorized for purchase. Since May 2, 1998 and through July 1, 1998, the Company purchased an additional 609,000 shares at a total cost of $9.0 million.

 (c)  New Facility

The Company has committed to building a state-of-the-art manufacturing facility in the city of Guangzhou, China (the "China Facility"), which will be completed and operating in the summer of 1998. The facility and related equipment will require an initial capital investment of approximately $40.0 million, which the Company has financed through the Company's existing credit facility. Through May 2, 1998, the Company has invested approximately $26.6 million representing costs associated with the lease of the related land, construction of the manufacturing facility, purchase of the necessary machinery and equipment and other expenses associated with the start-up of the facility. In connection with the start-up of the facility, the Company has incurred and capitalized certain start-up costs aggregating approximately $3.0 million. On April 3, 1998, Statement of Position Number 98-5, "Reporting on the Costs of Start-Up Activities" was issued by the American Institute of Certified Public Accountants, which requires the expensing of the start-up costs when incurred. Although adoption is not required until fiscal 2000, the Company plans to adopt this Statement of Position in fiscal 1999. Accordingly, the Company will record a $3.0 million pre-tax charge in its first quarter of fiscal 1999 as a cumulative effect of a change in accounting principle. This pre-tax charge will not be offset by a corresponding tax benefit as these expenses relate to the China Facility which will enjoy a tax holiday for its first three years of profitable operation. The Company will not report the tax benefits until realized. The Company anticipates spending the remaining $13.4 million during fiscal 1999 with funds generated from operations as well as the existing credit facility.

(d)   Other Matters

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

9.    STOCKHOLDERS' EQUITY

(a)    Stock Incentive Plans

In October 1990, the Company made available for future grant options to acquire 900,000 shares of common stock under a nonqualified stock option plan. In July 1993, the Company established the 1993 Incentive Program (the "1993 Program"). The 1993 Program permits the granting of any or all of the following types of awards: (i) stock options, including incentive stock options ("ISO's"), (ii) stock appreciation rights ("SAR's"), in tandem with stock options or freestanding, (iii) restricted stock, (iv) director's options, and (v) restored options. Under the 1993 Program, 1.5 million shares were initially made available for grant. In 1998, the Board of Directors authorized, and the shareholders approved, an additional 1.5 million shares available for future grant under the 1993 Program. Shares available for grant may be increased in certain circumstances not to exceed a total of 4.5 million shares available under the 1993 Program. Options granted prior to December 1994 become exerciseable over four years from the date of grant at a rate of 25% each year, and expire five years from the date of grant. Grants made subsequent to November 1994 become exerciseable over five years from the date of grant at the rate of 20% of the grant each year, and expire 10 years from the date of grant. Options previously authorized under the 1990 plan which were not granted as of April 27, 1996 were considered to have lapsed and are no longer available for future grant.

A summary of changes in stock options and awards follows:

                                      Options              Outstanding Options
                                    Available for     ---------------------------------
                                    Future Grant         Number         Price Per Share
                                    ------------         ------         ---------------
Balance April 30, 1995                 961,052         1,473,941        $ 3.71 - $13.50
    Restricted Stock Award             (10,139)             --                     --
    Options granted                   (331,523)          331,523        $ 9.50 - $10.67
    Options exercised                     --            (156,201)       $ 3.71 - $ 9.17
    Options canceled                    47,813           (47,813)       $ 4.67 - $ 9.17
                                    ----------        ----------        ---------------
Balance April 27, 1996                 667,203         1,601,450        $ 4.67 - $13.50
     Increase in 1993 Program           35,459              --
     Options granted                  (449,843)          449,843        $10.92 - $12.08
     Options exercised                    --            (502,289)       $ 4.67 - $12.67
     Options canceled                   42,149           (42,149)           $11.00
     Options lapsed                   (288,192)             --                     --
                                    ----------        ----------        ---------------
Balance May 3, 1997                      6,776         1,506,855        $ 5.76 - $13.50
     Increase in 1993 Program        1,571,979              --                     --
     Restricted Stock Award            (69,973)             --                     --
     Options granted                  (336,750)          336,750        $14.00 - $16.58
     Options exercised                    --            (232,488)       $ 5.76 - $12.67
     Options canceled                   52,390           (52,390)       $ 5.76 - $12.67
                                    ----------        ----------        ---------------
Balance May 2, 1998                  1,224,422         1,558,727        $ 5.76 - $16.58
                                    ==========        ==========        ===============


                               Options Outstanding

                                          Weighted Average
        Range of           Number of          Remaining
        Exercise           Options           Contractual        Weighted Average
         Prices           Outstanding       Life (in Years)      Exercise Price
        --------          -----------      ----------------     ----------------
    $  5.76 - $ 8.67         36,375               .4                   $ 7.51
    $  8.68 - $11.33        818,429              6.3                   $10.45
    $ 11.34 - $16.58        703,923              6.4                   $13.79
                          ---------              ---                   ------
                          1,558,727              6.3                   $11.90
                          =========              ===                   ======

                              Options Exerciseable

                                            Weighted Average
        Range of            Number of           Remaining
        Exercise            Options            Contractual       Weighted Average
         Prices            Exerciseable       Life (in Years)     Exercise Price
    $  5.76 - $ 8.67           36,375               .3                  6.27
    $  8.68 - $11.33          417,341              4.9                $10.13
    $11.34 -  $16.58          246,133              1.9                $12.11
                              -------              ---                ------
                              699,849              3.6                $10.63
                              =======              ===                ======

During 1998 the Company issued 75,000 shares of restricted stock to certain key employees and 5,027 shares of restricted stock issued in 1995 were forfeited. All or a portion of the shares issued in 1998 may vest in 2001 based upon the market performance of the Company's common stock. Shares that do not vest in 2001 will otherwise vest at the end of fiscal 2006 if the employees continue to be employed by the Company. During 1996, the Company issued a net 10,139 shares of restricted stock to certain key employees. At the end of 1997, based upon the performance of the Company's common stock, 90,946 shares of previously issued restricted stock vested and a remaining 85,911 shares will vest at the end of fiscal 2002 if the employees continue to be employed by the Company.

In 1997, the Company granted an option to purchase 225,000 shares at $12.08 per share (the fair market value at the date of grant) to the Chief Executive Officer and President ("the Executive"). These options are not pursuant to any of the previously described plans. The option vests immediately, has demand registration rights and expires ten years from the date of the grant.

(b)   Accounting for Stock-Based Compensation

Under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company adopted the disclosure-only provisions of SFAS 123 and accordingly, no compensation cost was recognized in connection with its stock option plans. Had the Company elected to recognize compensation cost for its stock option plans based upon the calculated fair value at the grant dates for awards issued after April 30, 1995 under such plans, consistent with the method prescribed by SFAS 123, net income and earnings per share would reflect the pro forma amounts indicated below (in thousands except per share data)

                                                                                      FOR THE YEARS ENDED
                                                                       MAY 2, 1998        MAY 3, 1997    APRIL 27, 1996
                                                                       -----------        -----------    --------------
Earnings from Continuing
Operations
     Before Extraordinary Item                      As reported           $26,295           $24,945         $21,254
                                                    Pro forma              25,743            24,673          21,197

Net Earnings                                        As reported           $26,295           $23,422         $20,004
                                                    Pro forma              25,743            23,150          19,947
--------------------------------------------------------------------------------------------------------------------
Earnings Per Share Information:
     BASIC:
          Earnings from Continuing Operations
               Before Extraordinary Item            As reported           $   .97           $   .91         $   .75
                                                    Pro forma                 .95               .90             .75

          Net Earnings                              As reported               .97               .85             .71
                                                    Pro forma                 .95               .84             .70

     DILUTED:
          Earnings from Continuing Operations
               Before Extraordinary Item            As reported           $   .95           $   .89         $   .73
                                                    Pro forma                 .94               .88             .73

          Net Earnings                              As reported               .95               .83             .69
                                                    Pro forma                 .94               .83             .68


The Company's calculations were made using the Black-Scholes option pricing model with the following assumptions: expected life, 5 years; 5.42% risk free interest rate; assumed volatility of 24.66%; and no dividends during the expected term.

(c)   Common Stock Purchase Warrants

In fiscal 1996, the Company issued a warrant to purchase 300,000 shares of its common stock at an exercise price of $10.00 per share to a customer who concurrently entered into a five year supply agreement (which has since been modified). The warrants are exerciseable immediately upon issuance and expire in July 2001. During fiscal 1998, the supply agreement was modified and extended and the Company concurrently issued warrants to purchase 525,000 shares of its common stock to the customer. The warrant is exerciseable immediately at $12.25 and expires in May 2002. The modified supply agreement expires in May 2003. The fair value of the warrants at the date of their respective issuances were $900,000 and $1,838,000, respectively, which are being amortized on a straight line basis over the respective term of the supply agreements.

During fiscal 1996, as amended in fiscal 1997, the Company issued warrants to purchase 600,000 shares of its common stock to a customer who concurrently entered into a long-term supply agreement with the Company. The warrant is exerciseable immediately at $10.00 per share (the market value at the date of grant) and expires September 1, 2001. At such time as the customer may exercise the warrant, any cash volume discount previously paid to the customer (and charged to the Company's operations) based upon minimum levels of purchases will be refunded to the Company and included in additional paid-in-capital.

During 1993, the Company issued a warrant to purchase 450,000 shares of its common stock at an exercise price of $4.58 per share to a customer who concurrently entered into a long-term supply agreement with the Company. The customer was given the choice of either exercising the warrant or receiving a cash volume rebate based upon certain minimal levels of purchases from the Company during the term of the agreement. The warrant was exerciseable immediately upon issuance, whereas the cash volume rebate, if any, was to be paid after the expiration of the agreement. The customer exercised the warrant in the fourth quarter of 1997, and the related accrual for the cash volume rebate totaling $855 thousand, was transferred to additional paid-in capital.

(d)   Reserved Shares

At May 2, 1998, there were 4,470,649 common shares reserved for issuance under the stock incentive plans, outstanding options and warrants.

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

(f)   Temporary Equity Relating to Put Options

The Company periodically sells common equity put options ("put options") on shares of its common stock which are exerciseable six months from the date of issuance. At May 2, 1998, 168,000 options were outstanding at strike prices ranging from $15.18 to $16.83 per share.

Temporary equity relating to put options on the accompanying consolidated balance sheets represent the amount the Company would be obligated to pay if all unexpired put options were exercised.

(g)   Related Party Transactions

A firm whose president and principal shareholder is a director of the Company exercised options in 1996 to purchase 22,232 common shares of the Company at an exercise price of $3.35 per share. In connection with the other investment described in Note 2, this firm received an option to purchase 37,500 shares of the Company's common stock at an exercise price of $9.00.

In May 1995, the Company loaned $2.0 million (included in other assets) to the Executive. The loan is due on May 4, 2000, and bears interest payable quarterly equal to the Applicable Federal Rate as defined (5.39% at May 2, 1998), adjusted monthly. Mandatory prepayments of this loan are required if the Executive's compensation exceeds certain thresholds. No prepayment was required for 1996 and the compensation committee of the Board of Directors waived the required prepayment for 1997 and 1998. In March 1996 the Company loaned the Executive an additional $800 thousand which was repaid in December 1996. Interest income related to these loans was $113 thousand, $153 thousand and $115 thousand in 1998, 1997 and 1996, respectively.

The Company agreed to guaranty a portion of an $8.5 million loan made by a bank to the Executive in connection with his purchase of certain real estate. The Company's maximum liability under the guaranty is $3.0 million. The guaranty will terminate at such time as $4.3 million of the loan has been repaid by the Executive provided that: i) the unpaid portion of the loan is less than 75% of the then fair market value of the related real estate which was mortgaged to secure the loan; ii) the Executive's annual compensation meets or exceeds the level of annual compensation at the date of the guaranty; and iii) there are no defaults under the loan agreement. Pursuant to the terms of the loan agreement, a prepayment of $2.0 million was originally required to be made in each of November 1997, February 1998 and May 1998, with the remaining balance due in August 1998. In consideration for the Company's guaranty, the Executive agreed to pay to the Company a monthly fee of 1% per annum of the outstanding guaranty amount and to reimburse the Company for expenses incurred in connection with the guaranty. In December 1997 and May 1998, the underlying loan agreement was modified, waiving the November 1997 and May 1998 payments, respectively, and increasing the August 1998 payment to $6.5 million from the original amount of $2.5 million. The February 1998 payment was made.

In April 1998, the Company loaned $630 thousand to its Executive Vice President and Chief Financial Officer ("EVP"). The loan bears interest at 6.5%, is collateralized by a first mortgage on a residential property and is due in annual installments beginning in August 1999 and continuing through August 2013. The EVP has the right to prepay the loan at his option.

10.   DISCONTINUED OPERATIONS

In March 1997 the Company announced that it would discontinue its transportation business ("Transport"), dispose of the related assets and outsource its future delivery requirements. Transport had provided freight delivery services to the Company as well as to other non-related customers. In connection with the disposal of Transport, the Company recorded a loss on disposal of $488 thousand (net of income tax benefit of $298 thousand). During fiscal 1997, Transport's loss from operations was $699 thousand (net of income tax benefit of $426 thousand). For the years ended May 3, 1997 and April 27, 1996 Transport had revenues to outside customers of $5.8 million and $6.5 million, respectively. The net assets of Transport were not material to the Company. As of May 3, 1997, substantially all of the costs associated with closing Transport had been paid.

11.   EMPLOYEE BENEFIT PLANS

(a)   Defined Contribution Plans

The Company has profit sharing plans as well as employee savings plans. Based upon the provisions of each employee savings plan, the Company matches a portion of the employees' voluntary contributions. The amounts contributed to the profit sharing plan in the United States are at the discretion of the Board of Directors, whereas the amounts contributed to the profit sharing plans in Canada are at the percentages provided for by the respective plans. Total provisions with respect to defined contribution plans approximated $2.9 million, $2.8 million and $2.2 million in 1998, 1997 and 1996, respectively.

(b)   1995 Performance Bonus Plan

In July 1995, the Board of Directors approved the 1995 Performance Bonus Plan (the "Plan"), applicable to the Executive. Under the Plan, for each of the five fiscal years of the Company commencing with fiscal year 1996, the Executive will be entitled to a graduated bonus (the "Performance Bonus") based upon a comparison of the Company's earnings from operations plus depreciation and amortization (the "Performance Measure") in that award year with the immediately preceding fiscal year. The size of the Performance Bonus, if any, is tied to the level of the Company's performance, as measured by the Performance Measure. The maximum Performance Bonus payable in respect of any award year under the Plan is $2.0 million. No bonus was payable under the terms of this Plan for 1996. For fiscal 1997, a bonus of approximately $1.2 million would have been earned, had the Executive not voluntarily agreed to accept $450,000. For fiscal 1998, a bonus of $302,000 was earned by the Executive.

12.   MAJOR CUSTOMER AND CREDIT CONCENTRATIONS

Approximately 25% and 12% of net sales during 1998 were derived from sales to two customers and their affiliates. Approximately 23% and 14% of net sales during 1997 were derived from sales to two customers and their affiliates. Approximately 20% and 16% of net sales during 1996 were derived from sales to two customers and their affiliates.

The Company's customers are primarily large entertainment, tobacco and other consumer products companies who produce products in the United States and Canada. At May 2, 1998, approximately 41% and 18% of accounts receivable related to customers in the tobacco and cosmetics industries, respectively. Approximately 30% of accounts receivable are due from Canadian companies.

13.   GEOGRAPHIC OPERATIONS

                                       MAY 2,         MAY 3,        APRIL 27,
                                        1998           1997           1996
                                      --------       --------       --------
Net Sales
    Domestic                          $249,222       $251,691       $227,566
    Foreign                            166,164        173,621        160,279
                                      --------       --------       --------
                                      $415,386       $425,312       $387,845
                                      ========       ========       ========
Net Earnings
    Domestic (a)                      $ 12,320       $  7,773       $  9,181
    Foreign                             13,975         15,649         10,823
                                      --------       --------       --------
                                      $ 26,295       $ 23,422       $ 20,004
                                      ========       ========       ========
Identifiable Assets at Year-End
    Domestic                          $205,960       $192,220       $190,479
    Foreign                            120,024         85,658         85,435
                                      --------       --------       --------
                                      $325,984       $277,878       $275,914
                                      ========       ========       ========

(a) Net of loss on discontinued operations in 1997 and 1996.

The Company's foreign operations are conducted in Canada. The Company's foreign identifiable assets are in Canada and China.

14.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                               QUARTER ENDED FISCAL 1998
                                                        -------------------------------------------------------------------
                                                        AUGUST 2,          NOVEMBER 1,        JANUARY 31,            MAY 2,
                                                          1997                1997               1998                1998
                                                          ----                ----               ----                ----
Net sales                                               $100,596            $114,828            $96,629            $103,333
Gross profit                                              22,509              27,401             21,695              24,053
Selling, general and administrative expenses              11,024              11,888             11,283              12,215
Earnings from operations                                  11,485              15,513             10,412              11,838
Net earnings                                               8,560               5,538              6,209               5,988
Basic Earnings per Share Information:
   Net earnings per common share                        $    .23            $    .32            $   .20            $    .22
Diluted Earnings per Share Information:
   Net earnings per common share                        $    .22            $    .31            $   .20            $    .22
Weighted average common and common
      equivalent shares outstanding
   Basic                                                  27,141              27,132             27,026              26,928
   Diluted                                                27,693              27,888             27,695              27,614

                                                                               QUARTER ENDED FISCAL 1997
                                                          --------------------------------------------------------------------
                                                          AUGUST 3,           NOVEMBER 2,        FEBRUARY 1,           MAY 3,
                                                             1996                1996               1997                1997
                                                             ----                ----               ----                ----
Continuing Operations:
   Net sales                                               $108,121            $115,246            $97,823            $104,122
   Gross profit                                              23,894              25,572             21,172
                                                                                                                        23,884
   Selling, general and administrative expenses              11,609              11,570             11,116              11,994
   Earnings from operations                                  12,285              14,002             10,056              11,890
Earnings before extraordinary item                            7,077               5,112              6,266               6,490
Net earnings                                                  6,139               7,094              4,865               5,324
Basic Earnings per Share Information:
   Earnings from continuing operations before
      extraordinary item per common share                  $    .23            $    .26            $   .19            $    .24
Net earnings per common share                                   .22                 .26                .18                 .19
Diluted Earnings per Share Information:
   Earnings from continuing operations before
      extraordinary item per common share                  $    .22            $    .25            $   .18            $    .23
   Net earnings per common share                                .22                 .25                .17                 .19
Weighted average common and common
      equivalent shares outstanding
   Basic                                                     27,379              27,306             27,358              27,566
   Diluted                                                   28,061              28,016             28,232              27,971

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

Pursuant to instruction G(3) to Form 10-K, the information required in Items 10-13 is incorporated by reference from the Company's definitive proxy statement for the September 23, 1998 annual meeting of stockholders.

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

 9.1     --       Intentionally Omitted.

10.1     --       through 10.4 Intentionally Omitted.

10.5     --       Agreement of Lease dated May 20, 1977 between Frank X.
                  Mascioli and Shorewood Packaging Corporation, a New York corporation, relating to premises located at 55 Engineers
                  Lane, Farmingdale, New York, incorporated by reference to the corresponding Exhibit item to Registration Statement on Form
                  S-1, as amended, as filed with the Commission on September 4, 1986, Commission File No. 33-8490.

10.6     --       and 10.7 Intentionally Omitted.

10.08    --       through 10.40 Intentionally Omitted.

10.41    --       Non-Competition Agreement dated as of June 20, 1985 between
                  Shorewood Packaging Corporation of New York and Marc P. Shore, incorporated by reference to the corresponding Exhibit item to Registration Statement on Form S-1, as amended, as filed with the Commission on September 4, 1986, Commission File No.
                  33-8490.

10.42    --       Non-Competition Agreement dated as of June 20, 1985 between
                  Shorewood Packaging Corporation of New York and Floyd Glinert, incorporated by reference to the corresponding Exhibit item to Registration Statement on Form S-1, as amended, as filed with the Commission on September 4, 1986, Commission File No.
                  33-8490.

10.43    --       Intentionally Omitted.

10.44    --       Non-Competition Agreement dated as of June 20, 1985 between
                  Shorewood Packaging Corporation of New York and Charles
                  Kreussling, incorporated by reference to the corresponding
                  Exhibit item to Registration Statement on Form S-1, as amended, as filed with the Commission on September 4, 1986, Commission File No. 33-8490.

10.45    --       Non-Competition Agreement dated as of June 20, 1985 between
                  Shorewood Packaging Corporation of New York and Kenneth
                  Rosenblum, incorporated by reference to the corresponding
                  Exhibit item to Registration Statement on Form S-1, as amended, as filed with the Commission on September 4, 1986, Commission File No. 33-8490.

10.46    --       through 10.77 Intentionally Omitted.

10.78    --       Asset Purchase Agreement dated December 23, 1993 by and among
                  Shorewood Paperboard Corporation Limited, Shorewood
                  Acquisition Corporation of Delaware, Paperboard Industries
                  Corporation and Paperboard Industries Inc. incorporated by reference to the corresponding exhibit item to Form 8-K
                  Current Report of Shorewood Packaging Corporation filed with the Commission on January 28, 1994, Commission File No.
                  0-15077.

10.79    --       Sheeter Purchase Agreement dated December 23, 1993 by and
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

10.83    --       First Amendment to Restated and Amended Credit Agreement dated
                  July 18, 1994 between Shorewood Packaging Corporation,
                  Shorewood Corporation of Canada Limited and NationsBank of
                  North Carolina, N.A. and The Bank of Nova Scotia incorporated by reference to the corresponding exhibit item to the Company's annual report on Form 10-K for the fiscal year ended
                  April 30, 1994, as filed with the Commission on July 29, 1994,
                  Commission File No. O-15077.

10.84    --       through 10.85 Intentionally Omitted.

10.86    --       Lease dated as of January 17, 1994 between Shorewood/Heminway
                  Acquisition Corporation and Heminway Packaging Corporation in respect of premises located at 155 South Leonard Street, Waterbury, Connecticut incorporated by reference to the corresponding exhibit item to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1994, as filed with the Commission on July 29, 1994, Commission File No.
                  O-15077.

10.87    --       Letter Agreement dated April 21, 1994 by and among SPC
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

10.89    --       Intentionally Omitted.

10.90    --       Shorewood Packaging Corporation Retirement and Savings Plan,
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
                  among Shorewood Packaging Corporation, Shorewood Corporation of Canada Limited, Nationsbank, N.A., The Bank of Nova Scotia,
                  Creditanstalt-Bankverein, Crestar Bank, The Chase Manhattan
                  Bank, N.A., Banque Paribas, The Daiwa Bank, Ltd., Natwest
                  Bank, N.A., The Bank of New York, First Union National Bank of
                  North Carolina and United States National Bank of Oregon incorporated by reference to the corresponding exhibit item to the Company's annual report on Form 10-K for the fiscal year ended May 2, 1997, as filed with the Commission on August 1, 1997, Commission File No. O-15077.

10.109   --       Guaranty dated as of May 13, 1997, made by Shorewood Packaging
                  Corporation in favor of the Chase Manhattan Bank incorporated by reference to the corresponding exhibit item to the

                  Company's annual report on Form 10-K for the fiscal year ended May 2, 1997, as filed with the Commission on August 1, 1997, Commission File No. O-15077.

10.110   --       Agreement for Engineering Procurement and Construction between
                  Shorewood Packaging Company (Guangzhou) Ltd. And Lam
                  Construction Company, Ltd. Dated as of July 11, 1997 (with exhibits omitted) incorporated by reference to the corresponding exhibit item to the Company's annual report on Form 10-K for the fiscal year ended May 2, 1997, as filed with the Commission on August 1, 1997, Commission File No. O-15077.

10.111   --       Amendment No. 1 to Stock Warrant Agreement as of December 4,
                  1996 incorporated by reference to the corresponding exhibit item to the Company's annual report on Form 10-K for the fiscal year ended May 2, 1997, as filed with the Commission on August 1, 1997, Commission File No. O-15077. *

10.112   --       Stock Option Agreement dated as of April 17, 1997 between
                  Shorewood Packaging Corporation and Marc P. Shore incorporated by reference to the corresponding exhibit item to the Company's annual report on Form 10-K for the fiscal year ended
                  May 2, 1997, as filed with the Commission on August 1, 1997,
                  Commission File No. O-15077.

10.113   --       Stock Warrant Agreement dated as of May 15, 1997 to purchase
                  350,000 shares of common stock incorporated by reference to the corresponding exhibit item to the Company's quarterly report on Form 10-Q for the quarterly period ended January 31, 1998, as filed with the Commission on March 17, 1998, Commission File No. O-15077. *

10.114   --       Form 8-A for registration of certain classes of securities incorporated by reference, as filed with the Commission on January 14, 1998, Commission file No. 0-15077

10.115   --       Promissory Note of Howard Liebman and Marsha Liebman dated
                  April 1, 1998.

21.1     --       Subsidiaries of Registrant.

23.1     --       Consent of Deloitte & Touche LLP.
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

                                        SHOREWOOD PACKAGING CORPORATION

                                        By: /s/  Marc P. Shore
                                        ----------------------------------------
                                        Marc P. Shore
                                        Chairman of the Board and President
                                        and Chief Executive Officer

                                                             Date: July 24, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                   Title                        Date
---------                   -----                        ----
/s/  Marc P. Shore          Chairman of the Board,       July 24, 1998
------------------------    President and Chief
Marc P. Shore               Executive Officer and
                            Director

/s/  Howard M. Liebman      Executive Vice               July 22, 1998
------------------------    President and Chief
Howard M. Liebman           Financial Officer and
                            Director
                            (Principal Financial
                            Officer)

/s/  Floyd S. Glinert       Executive Vice               July 22, 1998
------------------------    President - Marketing
Floyd S. Glinert            and Director

/s/  William H. Hogan       Vice President -             July 21, 1998
------------------------    Finance/   Corporate
William H. Hogan            Controller
                            (Principal Accounting
                            Officer)

/s/  William Weidner        Director                     July 23, 1998
------------------------
William Weidner


/s/  Timothy O'Donnell      Director                     July 20, 1998
------------------------
R. Timothy O'Donnell

/s/  Melvin Braun           Director                     July 22, 1998
------------------------
Melvin Braun

/s/ Seymour Leslie          Director                     July 20, 1998
------------------------
Seymour Leslie

/s/  Kevin J. Bannon        Director                     July 20, 1998
------------------------
Kevin J. Bannon

                                  EXHIBIT INDEX

Item      Description                                      Page
----      -----------                                      ----
21.1      Subsidiaries of Registrant                       44

23.1      Consent of Deloitte & Touche LLP                 45