Form 10-Q
period 1998-08-01
SHOREWOOD PACKAGING CORP
filed 1998-09-15
CIK 800266

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended August 1, 1998

                                       or

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

                               YES |X|    NO | |

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

SEPTEMBER 1, 1998                                                  26,537,000
       Date                                                     Number of Shares

                         SHOREWOOD PACKAGING CORPORATION
                                AND SUBSIDIARIES



INDEX                                                                    PAGE

Part I:  Financial Statements

Consolidated Balance Sheets
         August 1, 1998 (Unaudited) and
         May 2, 1998 (Audited)                                              3

Consolidated Condensed Statements of Earnings
         13 weeks ended August 1, 1998 (Unaudited) and
         13 weeks ended August 2, 1997 (Unaudited)                         4

Consolidated Condensed Statements of Cash Flows
         13 weeks ended August 1, 1998 (Unaudited) and
         13 weeks ended August 2, 1997 (Unaudited)                         5

Notes to Consolidated Condensed Financial Statements                   6 - 9

Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         10 - 14

Part II: Other Information                                                15






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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                            AUGUST 1,         MAY 2,
                                                                             1998              1998
                                                                          (UNAUDITED)        (AUDITED)
ASSETS
Current Assets:
     Cash and cash equivalents                                             $   6,507        $   7,268
     Accounts receivable, net                                                 44,232           32,054
     Inventories                                                              43,273           46,591
     Deferred tax assets                                                         317              317
     Refundable income taxes                                                    --                411
     Prepaid expenses and other current assets                                 4,310            9,202
                                                                           ---------        ---------
          Total Current Assets                                                98,639           95,843
Property, Plant and Equipment, net                                           206,802          200,293
Excess of Cost Over the Fair Value of Net Assets Acquired, net                17,802           18,295
Other Assets                                                                   8,819           11,553
                                                                           ---------        ---------
                                                                           $ 332,062        $ 325,984
                                                                           =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                      $  34,659        $  33,100
     Accrued expenses                                                          9,706           13,887
     Income taxes payable                                                      3,383            2,864
     Current maturities of long-term debt                                     15,000           15,000
                                                                           ---------        ---------
          Total Current Liabilities                                           62,748           64,851
Long-Term Debt                                                               144,774          126,437
Other Long-Term Liabilities                                                    1,076              794
Deferred Income Taxes                                                         21,624           21,395
                                                                           ---------        ---------
          Total Liabilities                                                  230,222          213,477
                                                                           ---------        ---------

Temporary Equity Relating to Put Options                                       2,508            2,710

Commitments and Contingencies

Stockholders' Equity:
     Series A preferred stock, $10 par value; 50,000 shares
          authorized, none issued                                               --               --
     Preferred stock, $10 par value; 5,000,000 shares authorized
          none issued                                                           --               --
     Common stock, $.01 par value; 40,000,000 shares authorized;
          34,328,149 issued and 26,537,075 outstanding in August and
          34,106,974 issued and 27,092,100 outstanding in May                    343              341
     Additional paid-in capital                                               52,957           52,448
     Retained earnings                                                       125,736          121,976
     Cumulative foreign currency translation adjustment                       (7,413)          (4,274)
     Treasury stock (7,791,074 and 7,014,874 shares at
          cost in August and May)                                            (72,291)         (60,694)
                                                                           ---------        ---------
          Total Stockholders' Equity                                          99,332          109,797
                                                                           ---------        ---------
                                                                           $ 332,062        $ 325,984
                                                                           =========        =========

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     13 WEEKS          13 WEEKS
                                                                       ENDED             ENDED
                                                                      AUGUST 1,        AUGUST 2,
                                                                        1998             1997
Net Sales                                                            $ 115,359        $ 100,596
                                                                     ---------        ---------

Costs and Expenses:
     Cost of Sales                                                      90,054           78,087
     Selling, General and Administrative                                12,463           11,024
                                                                     ---------        ---------

Earnings from Operations                                                12,842           11,485

Other Income, net                                                          391              581

Interest Expense                                                        (2,086)          (2,051)
                                                                     ---------        ---------

Earnings Before Provision for Income Taxes and Cumulative
   Effect of Change in Accounting Principle                             11,147           10,015

Provision for Income Taxes                                               4,347            3,806
                                                                     ---------        ---------

Earnings Before Cumulative Effect of Change in Accounting
   Principle                                                             6,800            6,209

Cumulative Effect on Prior Years Related to the Adoption of
   SOP 98-5 Reporting on the Cost of Start-Up Activities                (3,040)            --
                                                                     ---------        ---------

Net Earnings                                                         $   3,760        $   6,209
                                                                     =========        =========

EARNINGS PER SHARE INFORMATION:
BASIC
     Earnings Before Cumulative Effect of Change in Accounting
        Principle                                                    $     .26        $     .23
     Cumulative Effect of Change in Accounting Principle                  (.12)            --
                                                                     ---------        ---------

     Net Earnings Per Common Share                                   $     .14        $     .23
                                                                     =========        =========

DILUTED
     Earnings Before Cumulative Effect of Change in Accounting
        Principle                                                    $     .25        $     .22
     Cumulative Effect of Change in Accounting Principle                  (.11)            --
                                                                     ---------        ---------

     Net Earnings Per Common and Common Equivalent Share             $     .14        $     .22
                                                                     =========        =========

WEIGHTED AVERAGE SHARES OUTSTANDING
     BASIC                                                              26,495           27,141
                                                                     =========        =========

     DILUTED                                                            27,081           27,693
                                                                     =========        =========

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     13 WEEKS         13 WEEKS
                                                                       ENDED           ENDED
                                                                      AUGUST 1,       AUGUST 2,
                                                                        1998            1997
Cash flows from operating activities:
    Net earnings                                                      $  3,760        $  6,209
    Adjustments to reconcile earnings before cumulative effect of change in accounting principle to net cash flows
         provided from operations:
              Non-cash cumulative effect of change in
                   accounting principle                                  3,040            --
              Depreciation and amortization                              4,769           4,322
              Deferred income taxes                                        522           1,294
              Changes in operating assets and liabilities:
                   Accounts receivable                                 (13,178)           (308)
                   Inventories                                           2,330            (433)
                   Prepaid expenses and other current assets             3,271            (309)
                   Other assets                                          1,068          (3,507)
                   Accounts payable, accrued expenses and other
                          long term liabilities                           (501)         (2,540)
                                                                      --------        --------
Net cash flows provided from operating activities                        5,081           4,728
                                                                      --------        --------

Cash Flows from Investing Activities:
    Capital Expenditures                                               (13,261)         (7,970)
                                                                      --------        --------
Net cash flows used in investing activities                            (13,261)         (7,970)
                                                                      --------        --------

Cash Flows from Financing Activities:
    Net proceeds from revolver borrowings                               22,559          10,593
    Repayments of long-term borrowings                                  (3,750)           --
    Purchase of treasury stock                                         (11,597)         (8,313)
    Issuance of common stock                                               309             542
                                                                      --------        --------
Net cash flows provided from financing activities                        7,521           2,822
                                                                      --------        --------

Effect of exchange rate changes on cash and cash equivalents              (102)             13
                                                                      --------        --------

Decrease in cash and cash equivalents                                     (761)           (407)
Cash and cash equivalents at beginning of period                         7,268           3,153
                                                                      --------        --------

Cash and cash equivalents at end of period                            $  6,507        $  2,746
                                                                      ========        ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Interest paid, net of capitalized amounts                        $  2,896        $     60
                                                                      ========        ========
     Income taxes paid                                                $  2,028        $  3,478
                                                                      ========        ========

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and the changes in cash flows at August 1, 1998 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's May 2, 1998 Annual Report to Stockholders on Form 10-K as filed with the Securities and Exchange Commission ("1998 Form 10-K").

The results of operations for the 13 week period ended August 1, 1998 are not necessarily indicative of the results for the full year.

2.       INCOME TAXES

The effective income tax rate is based on estimates of annual amounts of taxable income and other factors. These estimates are updated periodically and any increase or decrease in the provision for income taxes is reflected in the period in which the estimate is changed.

3.       INVENTORIES

Inventories consist of the following:

                                                                       AUGUST 1, 1998     MAY 2, 1998
         Raw materials and supplies                                      $17,759            $17,862
         Work in process                                                   6,873              7,833
         Finished goods                                                   18,641             20,896
                                                                         -------            -------
                                                                         $43,273            $46,591
                                                                         =======            =======

4.       NEW ACCOUNTING PRONOUNCEMENT

Effective May 3, 1998 the Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which requires that all items that are required to be recognized under accounting standards as components of other comprehensive income be reported in the financial statements. Prior periods will be reclassified, as required. The Company's total Comprehensive earnings were as follows:

                                                                          THIRTEEN WEEKS ENDED
                                                                     AUGUST 1, 1998   AUGUST 2, 1997
Net earnings                                                            $  3,760            $ 6,209
Other comprehensive earnings (losses):
     Change in equity due to foreign currency translation adjustment      (3,139)               447
                                                                        --------            -------
Comprehensive Earnings                                                  $    621            $ 6,656
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

5.       COMMITMENTS AND CONTINGENCIES

a.       Treasury Stock

The Company's Board of Directors has authorized the purchase of the Company's common stock as follows:

                DATE OF AUTHORIZATION                  AUTHORIZED SHARES
                    January 1993                          3.0 million
                    December 1995                         3.0 million
                     April 1997                           1.86 million

Shares are authorized for purchase from time to time in the open market, subject to the terms of the Company's credit facility. As of August 1, 1998, approximately 1.9 million shares remain authorized for purchase.

b.       Temporary Equity Relating to Put Options

The Company periodically sells common equity put options ("put options") on shares of its common stock which are exerciseable six months from the date of issuance. At August 1, 1998, 160,000 options were outstanding at strike prices ranging from $13.86 to $16.83 per share.

Temporary equity relating to put options on the accompanying consolidated balance sheets represent the amount the Company would be obligated to pay if all unexpired put options were exercised.

c.       New Facility / Cumulative Effect of Change in Accounting Principle

The Company has committed to building a state-of-the-art manufacturing facility in the city of Guangzhou, China (the "China Facility"), which will be completed and operating in October 1998. The facility and related equipment will require an initial capital investment of approximately $45.0 million, including working capital, which the Company has financed through the Company's existing credit facility. Through August 1, 1998, the Company has invested approximately $32.7 million representing costs associated with the lease of the related land, construction of the manufacturing facility, purchase of the necessary machinery and equipment and other expenses associated with the start-up of the facility. The Company anticipates spending the remaining $12.3 million during the remainder of fiscal 1999 with funds generated from operations as well as the existing credit facility.

In connection with the start-up of the facility, the Company has incurred and capitalized certain start-up costs aggregating $3.0 million. On April 3, 1998, Statement of Position Number 98-5, "Reporting on the Costs of Start-Up Activities" was issued by the American Institute of Certified Public Accountants, which requires the expensing of the start-up costs when incurred. Although adoption is not required until fiscal 2000, the Company adopted this Statement of Position on the first day of fiscal 1999. Accordingly, the Company recorded a $3.0 million pre-tax charge in its first quarter of fiscal 1999 as a cumulative effect of a change in accounting principle. This pre-tax charge has not been offset by a corresponding tax benefit as these expenses relate to the China Facility which will enjoy a tax holiday for its first three years of profitable operation. The Company will not report the tax benefits until realized. The effect of early

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)

adopting this Statement of Position did not have a material effect on the Company's operations in the first quarter of fiscal 1999.

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

e.       1995 Performance Bonus Plan

In July 1995, the Board of Directors approved the 1995 Performance Bonus Plan (the "Plan"), applicable to its Chairman of the Board and President (the "Executive"). Under the Plan, for each of the five fiscal years of the Company commencing with fiscal year 1996, the Executive will be entitled to a graduated bonus (the "Performance Bonus") based upon a comparison of the Company's earnings from operations plus depreciation and amortization (the "Performance Measure") in that award year with the immediately preceding fiscal year. The size of the Performance Bonus, if any, is tied to the level of the Company's performance, as measured by the Performance Measure. The maximum Performance Bonus payable in respect of any award year under the Plan is $2.0 million. The Board of Directors has approved, subject to shareholder approval, the extension of the Plan for an additional three years.

f.       New Employment Agreements

Effective May 3, 1998, the Company entered into new five year employment agreements with the Executive and its Executive Vice President and Chief Financial Officer ("EVP") providing for annual base salaries of $800 thousand and $450 thousand, respectively. In connection with his agreement, the Company paid to the Executive as a signing bonus the aggregate amount of $1 million, payable in full although earned ratably over his five-year employment period, provided that the Executive continues to be employed with the Company at the end of each such year. Simultaneously with the authorization of the employment agreements by the Board of Directors, the Company granted the Executive and the EVP options to purchase 250 thousand and 100 thousand shares of stock, respectively.

g.       Other

The Company agreed to guaranty a portion of an $8.5 million loan made by a bank to the Executive in connection with his purchase of certain real estate. The Company's maximum liability under the guaranty is $3.0 million. The guaranty will terminate at such time as $4.3 million of the loan has been repaid by the Executive provided that: i) the unpaid portion of the loan is less than 75% of the then fair market value of the related real estate which was mortgaged to secure the loan; ii) the Executive's annual compensation meets or exceeds the level of annual compensation at the date of the guaranty; and iii) there are no defaults under the loan agreement. As of September 1998, the Executive had repaid in excess of half of the loan and the guaranty agreement was terminated.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)

6.       SUBSEQUENT EVENTS

a.       Letter of Intent to Purchase Assets of the Queens Group

In August 1998, the Company announced that it has entered into a letter of intent to purchase substantially all of the assets of Queens Group, Inc. and certain of its affiliates ("Queens"). Queens is a leading manufacturer of high quality, value-added printing primarily for the music, multimedia and general consumer packaging industries. Queens owns and operates five manufacturing facilities in the United States, employing approximately 1,000 people. In its latest fiscal year, Queens reported revenues in excess of $148 million. The purchase price will be payable 88% in cash and through the assumption of certain indebtedness with the remainder, 12%, payable through the issuance of Shorewood common stock. In order to pay for the acquisition of Queens, the Company anticipates refinancing its existing credit facility.

Consummation of the transaction is subject to (1) the negotiation and execution of a definitive acquisition agreement; (2) the approval by the Board of Directors of Shorewood; (3) the receipt of all necessary regulatory approvals; and (4) the completion of Shorewood's due diligence.

b.       Sale of 45% Minority Interest in China Facility

In September 1998, the Company announced that it has reached an agreement in principal with Westvaco Corporation to sell to Westvaco a 45% minority interest in its China Facility. Westvaco is a major producer of paper, paperboard, envelopes, packaging and specialty chemicals, with manufacturing facilities in the United States, Brazil and the Czech Republic. The final agreements will provide for Westvaco to pay Shorewood, in cash, 45% of the total cost plus an additional $5 million. Day-to-day management control of the operation will remain with the Company; however, Shorewood will work closely with Westvaco on marketing programs and new product development. The gain on the sale will be recorded upon closing of the transaction, expected to take place in the second or third quarter of this fiscal year.

Consummation of the Westvaco transaction is subject to the execution of a definitive purchase and sale and operating agreements, and the satisfaction of certain conditions contained in the purchase and sale agreements.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net Sales

Net sales for the 13 week period ended August 1, 1998 were $115.4 million compared to net sales of $100.6 million for the corresponding prior 13 week period, an increase of 14.7%. The Company experienced increases in sales in all industry categories, with double-digit percentage increases in sales in home entertainment (including the sale of packaging for the "Titanic" video which had significant sales in the first quarter). The Company has been awarded an increase in market share for the tobacco industry and as such anticipates that its growth in sales to the tobacco industry will continue throughout fiscal 1999.

The Company believes that future sales growth will be generated through continued penetration of its existing markets, as well as its expansion into China.

Cost of Sales

Cost of sales as a percentage of sales for the quarter ended August 1, 1998 was 78.1% as compared to 77.6% for the corresponding prior period. The increase in cost of sales as a percentage of sales is attributable to the learning curve related to new products and newly installed equipment which began operating during the last six months. The equipment is currently operating more efficiently which should result in better margins. The Company remains sensitive to price competitiveness in the markets that it serves, and in the areas that are targeted for growth and believes that the installation of state-of-the-art printing and manufacturing equipment (and related labor and production efficiencies) will enable it to compete effectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales for the quarter ended August 1, 1998 was 10.8% as compared to 11.0% for the corresponding prior period. The decrease in selling, general and administrative expenses as a percentage of sales is largely due to the Company's fixed costs being spread over a higher volume of sales. Included in selling, general and administrative expenses in the first quarter was $300,000 of costs relating to the facility in Guangzhou, China (the "China Facility").

Other Income, net

Other income, net, for the quarter ended August 1, 1998 includes foreign exchange gains of $495 thousand and approximately $108 thousand of investment income, offset by losses on disposal of fixed assets of $212 thousand.

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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


The Company's exposure to foreign exchange transaction gains or losses relate to the Company's Canadian facilities which have U.S. dollar denominated net assets. The Company believes that fluctuations in foreign exchange rates will not have a material impact on the operations or liquidity of the Company, based upon current and historical levels of working capital at the Canadian facilities. Recently, several Asian currencies experienced weaknesses which had the impact of reducing some demand for Company products produced in North America intended for ultimate use in export markets. The Canadian dollar has also experienced recent weakness against the U.S. dollar. The recent investments in the China Facility will expose the Company to additional foreign exchange risks related to the Renminbi ("Rmb"). Should the Canadian dollar or the Rmb weaken, the Company would experience a reduction in the net worth of the Company's investments in Canada and China (through the cumulative translation adjustment account). In addition, the translation of the net operating results for Canada and China (whether losses or profits) would be reduced. Exposure to foreign exchange transaction gains or losses in China is expected to be minimal as the Company will make purchases and sales in both Rmb and the U.S. dollar, and settlement periods on both accounts receivable and accounts payable are expected to be short.

Interest Expense

Interest expense was $2.1 million for the quarter ended August 1, 1998 and for the corresponding prior period. Capitalized interest increased from $195 thousand to $514 thousand, primarily related to the Company's construction of its facility in China. The Company anticipates that the amount of interest to be capitalized in fiscal 1999 will begin to decrease during the second quarter of fiscal 1999 as the China Facility commences operations.

At August 1, 1998, the Company had two outstanding intermediate-term interest rate swap agreements. Under the first agreement which relates to $50.0 million of borrowings under the credit facility, the Company pays a fixed rate of 5.76% and receives a floating rate based on LIBOR, as determined in three-month intervals. This agreement terminates November 3, 1998. Under the second agreement which relates to $35.0 million of borrowings under the credit facility, the Company pays a fixed rate of 5.74% and receives a floating rate based on LIBOR, as determined in three-month intervals. This agreement terminates May 5, 1999, unless extended at the discretion of the financial institution for an additional year.

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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Income Taxes

The effective income tax rate for the quarter ended August 1, 1998 is 39.0% and was 38.0% for the corresponding prior period. These rates reflect a blend of domestic and foreign taxes and are adjusted periodically based upon the estimated annual effective tax rate, which for the entire fiscal year ended May 2, 1998 was 37.9%.

The China Facility will enjoy a tax holiday for the first three years of profitable operations, and thereafter be taxed at lower rates than the Company's North American operations. Anticipated losses during the early periods of operation will not result in related tax benefits. Such benefits will be recognized when realized. The Company anticipates that this situation will temporarily result in an increase in its effective tax rate in fiscal 1999.

Start-Up Costs

In connection with the start-up of the China facility, the Company had incurred and capitalized certain start-up costs aggregating $3.0 million. On April 3, 1998, Statement of Position Number 98-5, "Reporting on the Costs of Start-Up Activities" was issued by the American Institute of Certified Public Accountants, which requires the expensing of the start-up costs when incurred. Although adoption is not required until fiscal 2000, the Company adopted this Statement of Position on the first day of fiscal 1999. Accordingly, the Company recorded a $3.0 million pre-tax charge in its first quarter of fiscal 1999 as a cumulative effect of a change in accounting principle. This pre-tax charge has not been offset by a corresponding tax benefit as these expenses relate to the China Facility which will enjoy a tax holiday for its first three years of profitable operation. The Company will not report the tax benefits until realized. The effect of early adopting this Statement of Position did not have a material effect on the Company's operations in the first quarter of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at August 1, 1998 was $6.5 million as compared to $7.3 million at May 2, 1998, and working capital was $35.9 million as compared to $31.0 million as of the same dates respectively. The current ratio at August 1, 1998 was 1.6 to one and was 1.5 to one at May 2, 1998. The Company has a cash management program whereby collection of accounts receivable are used to retire revolver obligations, and payments of accounts payable and accrued expenses are funded through the revolving credit facility.

Cash flow from operating activities for the quarter ended August 1, 1998 was $12.1 million before changes in operating assets and liabilities as compared to $11.8 million for the corresponding prior period. Cash flows from operations as well as borrowings under the Company's credit facilities were used to support $13.3 million in capital investments. In addition, the Company purchased approximately $11.6 million of treasury stock under the Board of Directors authorized program described below. The Company anticipates that capital expenditures will approximate $35.0 million for all of fiscal 1999 including the completion of the China Facility. The Company has committed to building a state-of-the-art manufacturing facility in the city of Guangzhou, China, which will be completed and operating in October 1998. The facility and related equipment will require an initial capital investment of approximately $45.0 million, including working capital, which the Company has financed through the Company's existing credit facility.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Through August 1, 1998, the Company has invested approximately $32.7 million representing costs associated with the lease of the related land, construction of the manufacturing facility, purchase of the necessary machinery and equipment and other expenses associated with the start-up of the facility. The Company anticipates spending the remaining $12.3 million during the remainder of fiscal 1999 with funds generated from operations as well as the existing credit facility.

The Company's Board of Directors has authorized the purchase of the Company's common stock as follows:

DATE OF AUTHORIZATION                                   AUTHORIZED SHARES
    January 1993                                           3.0 million
    December 1995                                          3.0 million
     April 1997                                            1.86 million

Shares are authorized for purchase from time to time in the open market, subject to the terms of the Company's credit facility. As of August 1, 1998, approximately 1.9 million shares remain authorized for purchase.

The Board and management of the Company believe the long-term outlook for the Company to be promising and that the Company's common stock represents an attractive investment opportunity. The treasury stock purchases will be made from time to time as market conditions permit.

To fund the China investment and other global opportunities which may arise over the next several years and to facilitate its share repurchase program, the Company entered into a credit facility in May 1997 with its lending banks increasing its line of credit to $200 million. The facility consists of $75.0 million of senior term notes and $125.0 million of a long-term revolver which bear interest, at the discretion of the Company, at either the Bank's prime rate or LIBOR plus between 50 and 100 basis points depending upon certain financial ratios. The revolving credit is available, in its entirety, without any borrowing base limitation. At August 1, 1998, the Company had borrowings under the revolving facility of $99.8 million. The senior term notes will be repaid in equal quarterly installments through May, 2002 at which time the revolver will mature.

The loan agreement contains covenants related to levels of debt to cash flow, current assets to current liabilities, fixed charge coverage, net worth and investments (including investments in the Company's own common stock), and restricts the amount of retained earnings available for payment of dividends. At August 1, 1998, there was approximately $6.6 million of retained earnings available for the payment of dividends.

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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

Recent pronouncements of the Financial Accounting Standards Board, which are not required to be adopted at this date include Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company is evaluating the impact SFAS 133 will have on its financial statements.

SUBSEQUENT EVENTS

In August 1998, the Company announced that it has entered into a letter of intent to purchase substantially all of the assets of Queens Group, Inc. and certain of its affiliates ("Queens"). Queens is a leading manufacturer of high quality, value-added printing primarily for the music, multimedia and general consumer packaging industries. Queens owns and operates five manufacturing facilities in the United States, employing approximately 1,000 people. In its latest fiscal year, Queens reported revenues in excess of $148 million. The purchase price will be payable 88% in cash and through the assumption of certain indebtedness with the remainder, 12%, payable through the issuance of Shorewood common stock. In order to pay for the acquisition of Queens, the Company anticipates refinancing its existing credit facility.

Consummation of the transaction is subject to (1) the negotiation and execution of a definitive acquisition agreement; (2) the approval by the Board of Directors of Shorewood; (3) the receipt of all necessary regulatory approvals; and (4) the completion of Shorewood's due diligence.

In September 1998, the Company announced that it has reached an agreement in principal with Westvaco Corporation to sell to Westvaco a 45% minority interest in its China Facility. Westvaco is a major producer of paper, paperboard, envelopes, packaging and specialty chemicals, with manufacturing facilities in the United States, Brazil and the Czech Republic. The final agreements will provide for Westvaco to pay Shorewood, in cash, 45% of the total cost plus an additional $5 million. Day-to-day management control of the operation will remain with the Company; however, Shorewood will work closely with Westvaco on marketing programs and new product development. The gain on the sale will be recorded upon closing of the transaction, expected to take place in the second or third quarter of this fiscal year.

Consummation of the Westvaco transaction is subject to the execution of a definitive purchase and sale and operating agreements, and the satisfaction of certain conditions contained in the purchase and sale agreements.

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

Dated:  September 14, 1998