Form 10-Q
period 1998-10-31
SHOREWOOD PACKAGING CORP
filed 1998-12-15
CIK 800266

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 1998

                                       or

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

                    YES     |X|               NO       |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

DECEMBER 1, 1998                                                   27,267,000
       Date                                                     Number of Shares

                         SHOREWOOD PACKAGING CORPORATION
                                AND SUBSIDIARIES

INDEX                                                                         PAGE

Part I:  Financial Statements

Consolidated Balance Sheets
         October 31, 1998 (Unaudited) and
         May 2, 1998 (Audited)                                                  3

Consolidated Condensed Statements of Earnings
         13 weeks ended October 31, 1998 (Unaudited) and
         13 weeks ended November 1, 1997 (Unaudited)                            4

Consolidated Condensed Statements of Earnings
         26 weeks ended October 31, 1998 (Unaudited) and
         26 weeks ended November 1, 1997 (Unaudited)                            5

Consolidated Condensed Statements of Cash Flows
         26 weeks ended October 31, 1998 (Unaudited) and
         26 weeks ended November 1, 1997 (Unaudited)                            6

Notes to Consolidated Condensed Financial Statements                          7 - 11

Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 12 - 18

Part II: Other Information                                                      19

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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                              OCTOBER 31,           MAY 2,
                                                                                 1998                 1998
                                                                              (UNAUDITED)          (AUDITED)
                                                                               ---------           ---------
ASSETS
Current Assets:
     Cash and cash equivalents                                                 $   6,662           $   7,268
     Accounts receivable, net                                                     74,151              32,054
     Inventories                                                                  47,292              46,591
     Deferred tax assets                                                             317                 317
     Refundable income taxes                                                        --                   411
     Prepaid expenses and other current assets                                     6,268               9,202
                                                                               ---------           ---------
          Total Current Assets                                                   134,690              95,843
Property, Plant and Equipment, net                                               244,901             200,293
Excess of Cost Over the Fair Value of Net Assets Acquired, net                   113,404              18,295
Other Assets                                                                       9,119              11,553
                                                                               ---------           ---------
                                                                               $ 502,114           $ 325,984
                                                                               =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                          $  50,045           $  33,100
     Accrued expenses                                                             23,888              13,887
     Income taxes payable                                                          4,134               2,864
     Current maturities of long-term debt                                         20,000              15,000
                                                                               ---------           ---------
          Total Current Liabilities                                               98,067              64,851
Long-Term Debt                                                                   258,827             126,437
Other Long-Term Liabilities                                                        1,397                 794
Deferred Income Taxes                                                             22,015              21,395
                                                                               ---------           ---------
          Total Liabilities                                                      380,306             213,477
                                                                               ---------           ---------

Temporary Equity Relating to Put Options                                           1,246               2,710

Commitments and Contingencies

Stockholders' Equity:
     Series A preferred stock, $10 par value; 50,000 shares
          authorized, none issued                                                   --                  --
     Preferred stock, $10 par value; 5,000,000 shares authorized
          none issued                                                               --                  --
     Common stock, $.01 par value; 60,000,000 shares authorized;
          35,352,873 issued and 27,266,999 outstanding in October and
          34,106,974 issued and 27,092,100 outstanding in May                        354                 341
     Additional paid-in capital                                                   70,274              52,448
     Retained earnings                                                           135,369             121,976
     Cumulative foreign currency translation adjustment                           (8,808)             (4,274)
     Treasury stock (8,085,874 and 7,014,874 shares at
          cost in August and May)                                                (76,627)            (60,694)
                                                                               ---------           ---------
          Total Stockholders' Equity                                             120,562             109,797
                                                                               ---------           ---------
                                                                               $ 502,114           $ 325,984
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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                      13 WEEKS           13 WEEKS
                                                                        ENDED              ENDED
                                                                     OCTOBER 31,         NOVEMBER 1,
                                                                         1998                1997

Net Sales                                                             $ 145,378           $ 114,828
                                                                      ---------           ---------

Costs and Expenses:
     Cost of Sales                                                      110,153              87,427
     Selling, General and Administrative                                 16,440              11,888
                                                                      ---------           ---------

Earnings from Operations                                                 18,785              15,513

Other Income, net                                                           468                 147

Interest Expense                                                         (3,005)             (1,854)
                                                                      ---------           ---------

Earnings Before Provision for Income Taxes and Extraordinary
   Item                                                                  16,248              13,806

Provision for Income Taxes                                                6,338               5,246
                                                                      ---------           ---------

Earnings Before Extraordinary Item                                        9,910               8,560

Extraordinary Item, net of Income Tax Benefit of $177                      (277)               --
                                                                      ---------           ---------

Net Earnings                                                          $   9,633           $   8,560
                                                                      =========           =========

EARNINGS PER SHARE INFORMATION:
BASIC
     Earnings Before Extraordinary Item                               $     .37           $     .32

     Extraordinary Item                                                   (0.01)               --
                                                                      ---------           ---------

     Net Earnings Per Common Share                                    $     .36           $     .32
                                                                      =========           =========

DILUTED
     Earnings Before Extraordinary Item                               $     .37           $     .31

     Extraordinary Item                                                   (0.01)               --
                                                                      ---------           ---------

     Net Earnings Per Common Share                                    $     .36           $     .31
                                                                      =========           =========

WEIGHTED AVERAGE SHARES OUTSTANDING
     BASIC                                                               26,451              27,132
                                                                      =========           =========

     DILUTED                                                             27,112              27,888
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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                            26 WEEKS           26 WEEKS
                                                                              ENDED              ENDED
                                                                           OCTOBER 31,        NOVEMBER 1,
                                                                              1998                1997
                                                                            ---------           ---------
Net Sales                                                                   $ 260,737           $ 215,424
                                                                            ---------           ---------

Costs and Expenses:
     Cost of Sales                                                            200,207             165,514
     Selling, General and Administrative                                       28,903              22,912
                                                                            ---------           ---------

Earnings from Operations                                                       31,627              26,998

Other Income, net                                                                 859                 728
Interest Expense                                                               (5,091)             (3,905)
                                                                            ---------           ---------

Earnings Before Provision for Income Taxes, Extraordinary Item
   and Cumulative Effect of a Change in Accounting Principle                   27,395              23,821

Provision for Income Taxes                                                     10,685               9,052
                                                                            ---------           ---------

Earnings Before Extraordinary Item and Cumulative Effect of a
   Change in Accounting Principle                                              16,710              14,769
Extraordinary Item, net of Income Tax Benefit of $177                            (277)               --
Cumulative Effect on Prior Years Related to the Adoption of
   SOP 98-5 Reporting on the Cost of Start-Up Activities                       (3,040)               --
                                                                            ---------           ---------

Net Earnings                                                                $  13,393           $  14,769
                                                                            =========           =========

EARNINGS PER SHARE INFORMATION:
BASIC
     Earnings Before Extraordinary Item and Cumulative Effect of a
        Change in Accounting Principle                                      $     .63           $     .54
     Extraordinary Item                                                         (0.01)               --
     Cumulative Effect of a Change in Accounting Principle                      (0.11)               --
                                                                            ---------           ---------
     Net Earnings Per Common Share                                          $     .51           $     .54
                                                                            =========           =========

DILUTED
     Earnings Before Extraordinary Item and Cumulative Effect of a
        Change in Accounting Principle                                      $     .62           $     .53
     Extraordinary Item                                                         (0.01)               --
     Cumulative Effect of a Change in Accounting Principle                      (0.12)               --
                                                                            ---------           ---------
     Net Earnings Per Common Share                                          $     .49           $     .53
                                                                            =========           =========

WEIGHTED AVERAGE SHARES OUTSTANDING
     BASIC                                                                     26,473              27,137
                                                                            =========           =========
     DILUTED                                                                   27,097              27,791
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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         26 WEEKS           26 WEEKS
                                                                           ENDED              ENDED
                                                                        OCTOBER 31,         NOVEMBER 1,
                                                                           1998                1997
                                                                         ---------           ---------
Cash flows from operating activities:
    Net earnings                                                         $  13,393           $  14,769
    Adjustments to reconcile earnings to net cash flows
         provided from operations:
              Non-cash cumulative effect of change in
                   accounting principle                                      3,040                --
              Non-cash extraordinary item, net of tax                          277
              Depreciation and amortization                                 10,144               8,660
              Deferred income taxes                                          1,353               3,171
              Changes in operating assets and liabilities:
                   Accounts receivable                                     (22,645)             (9,606)
                   Inventories                                               4,202               1,163
                   Prepaid expenses and other current assets                 2,023              (2,145)
                   Other assets                                                346                (129)
                   Accounts payable, accrued expenses and other
                          long term liabilities                              7,527               4,099
                                                                         ---------           ---------
Net cash flows provided from operating activities                           19,660              19,982
                                                                         ---------           ---------

Cash Flows from Investing Activities:
    Capital expenditures                                                   (22,052)            (36,888)
    Business acquisitions, net of cash acquired                           (120,729)               --
                                                                         ---------           ---------
Net cash flows used in investing activities                               (142,781)            (36,888)
                                                                         ---------           ---------

Cash Flows from Financing Activities:
    Net proceeds from revolver borrowings                                  120,699              25,465
    Additions to long-term borrowings                                      100,000                --
    Repayments of long-term borrowings                                     (82,728)               --
    Purchase of treasury stock                                             (15,933)             (8,313)
    Issuance of common stock                                                   550                 776
                                                                         ---------           ---------
Net cash flows provided from financing activities                          122,588              17,928
                                                                         ---------           ---------

Effect of exchange rate changes on cash and cash equivalents                   (73)                 45
                                                                         ---------           ---------

Decrease in cash and cash equivalents                                         (606)              1,067
Cash and cash equivalents at beginning of period                             7,268               3,153
                                                                         ---------           ---------

Cash and cash equivalents at end of period                               $   6,662           $   4,220
                                                                         =========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Interest paid, net of capitalized amounts                           $   6,859           $   1,925
                                                                         =========           =========
     Income taxes paid                                                   $   7,566           $   5,563
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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and the changes in cash flows at October 31, 1998 and for all periods presented.

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

The results of operations for the 13 week period and 26 week period ended October 31, 1998 are not necessarily indicative of the results for the full year.

2.       BUSINESS ACQUISITION

In October 1998, the Company purchased substantially all of the assets and assumed substantially all of the liabilities of The Queens Group, Inc. ("Queens") for a purchase price of $129.5 million comprised of approximately $113.7 million in cash including the assumption of debt, and 1.0 million shares of Company common stock. In addition, the Company incurred expenses associated with the transaction of approximately $2.5 million. Simultaneously with the closing of the transaction, the Company repaid all outstanding bank debt of Queens, approximating $19.0 million. Queens is engaged in the manufacture of value added printed packaging primarily for the home entertainment industry. The transaction was financed through a new credit facility as described below.

The acquisition was recorded using the purchase method of accounting and, accordingly, the results of operations of Queens are included in the consolidated results of operations of the Company since the date of acquisition. The purchase price of the acquisition has been allocated to the net assets acquired based upon the related fair values which is subject to refinement based upon the receipt of final appraisals and other analyses. The excess of cost over the fair value of net assets acquired approximated $96.2 million and is being amortized over 40 years.

The following unaudited pro forma information for the twenty-six weeks ended October 31, 1998 and November 1, 1997 includes the operations of the Company, inclusive of the operations of Queens, as if the acquisition had occurred at the beginning of the respective periods presented. The pro forma gives effect to the amortization expense associated with the excess of cost over the fair value of net assets acquired, adjustments related to the fair market value of the assets and liabilities acquired (which is subject to further refinement), shares issued in connection with the transaction, interest expense related to financing the acquisition, and related income tax effects.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)

                                                                    26 WEEKS           26 WEEKS
                                                                      ENDED              ENDED
                                                                OCTOBER 31, 1998   NOVEMBER 1, 1997

Revenues                                                            $ 326,240          $296,358
                                                                    =========          ========
Earnings from Operations                                            $  36,147          $ 33,499
                                                                    =========          ========
Net Earnings Before Extraordinary Items and Cumulative
     Effect of  a Change in Accounting Principle                    $  18,513          $ 17,462
                                                                    =========          ========
Net Earnings Per Share Before Extraordinary Items and
     Cumulative Effect of a Change in Accounting Principle
        Basic                                                       $     .68          $    .62
                                                                    =========          ========
        Diluted                                                     $     .67          $    .61
                                                                    =========          ========

3.       NEW CREDIT FACILITY AND INTEREST RATE DERIVATIVES

In October 1998, in order to facilitate the acquisition of Queens as described in Note 2 and other global opportunities which may arise over the next several years, the Company entered into a new credit agreement with its lending banks to replace its existing credit facility. The new credit facility provides for up to $325 million of borrowings and consists of a $100 million term loan to be paid in equal quarterly installments over five years and a $225 million revolving credit facility maturing at the end of five years. The revolving credit is available, in its entirety, without any borrowing base limitation. Borrowings pursuant to the facility will bear interest at the discretion of the Company, at either the Bank's prime rate (8.0% at October 31, 1998) or at the LIBOR rate (three month term of 5.22% at October 31, 1998) plus 62.5 to 125 basis points based upon financial ratios as defined in the underlying Agreement. Initially, borrowings bear interest at 125 basis points above the LIBOR rate. Unused commitment fees will range from 20 to 30 basis points (initially 30 basis points based upon the same financial ratios).

In connection with the refinancing, the Company recorded a net of tax extraordinary charge representing the write-off of previously deferred finance costs incurred in connection with the former credit facility of approximately $277 thousand.

The Company uses interest rate derivatives to manage its exposure to fluctuating interest rates. These transactions effectively change a portion of the Company's interest rate exposure from a floating-rate to a fixed-rate basis. The Company's interest rate derivatives are generally structured for the Company to pay a fixed rate and receive a floating rate based on LIBOR, as determined in three-month intervals ( a "Vanilla Swap"). The Company has Vanilla Swap agreements relating to $150.0 million of borrowings under the credit facility expiring in the quarter ended January 2001 providing a weighted average LIBOR rate of 5.044% throughout the period.

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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)

In October 1997, the Company entered into an intermediate-term interest rate swap agreement relating to approximately $35.0 million of borrowings under the credit facility. Under the agreement, the Company pays a fixed rate of 5.74% and receives a floating rate based on LIBOR, as determined in three-month intervals. This transaction effectively changes a portion of the Company's interest rate exposure from a floating-rate to a fixed-rate basis. The agreement began on May 5, 1998 and terminates May 5, 1999. The agreement may be extended at the discretion of the financial institution for an additional year.

On June 16, 1998, the Financial Accounting Standards Board adopted Statement on Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Adoption of SFAS No. 133 is not required at this time. The adoption of SFAS 133 is not expected to have a material impact on the Company's financial statements.

4.       INCOME TAXES

The effective income tax rate for the three and six month periods ended October 31, 1998 is 39.0% and was 38.0% for the corresponding prior periods. These rates reflect a blend of domestic and foreign taxes and are adjusted periodically based upon the estimated annual effective tax rate and any increase or decrease in the provision for income taxes is reflected in the period in which the estimate is changed. The effective income tax rate for the entire fiscal year ended May 2, 1998 was 37.9%.

5.       INVENTORIES

Inventories consist of the following:

                                                                     OCTOBER 31, 1998     MAY 2, 1998
         Raw materials and supplies                                      $19,671            $17,862
         Work in process                                                  10,637              7,833
         Finished goods                                                   16,984             20,896
                                                                        --------           --------
                                                                         $47,292            $46,591
                                                                         =======            =======

6.       COMPREHENSIVE EARNINGS

Effective May 3, 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which requires that all items that are required to be recognized under accounting standards as components of other comprehensive income be reported in the financial statements. The Company's total comprehensive earnings were as follows:

                                                                    26 WEEKS ENDED      26 WEEKS ENDED
                                                                   OCTOBER 31, 1998    NOVEMBER 1, 1997

Net earnings                                                            $ 13,393           $ 14,769
Other comprehensive earnings (losses):
     Change in equity due to foreign currency translation adjustment      (4,534)              (533)
                                                                        ---------        -----------
Comprehensive earnings                                                 $   8,859           $ 14,236
                                                                       =========           ========

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)

7.       COMMITMENTS AND CONTINGENCIES

a.       Treasury Stock

The Company's Board of Directors has authorized the purchase of the Company's common stock as follows:

                DATE OF AUTHORIZATION             AUTHORIZED SHARES
                     January 1993                    3.0 million
                    December 1995                    3.0 million
                      April 1997                     1.86 million

Shares are authorized for purchase from time to time in the open market, subject to the terms of the Company's credit facility. As of October 31, 1998, approximately 1.6 million shares remain authorized for purchase.

b.       Temporary Equity Relating to Put Options

The Company periodically sells common equity put options ("put options") on shares of its common stock which are exerciseable six months from the date of issuance. At October 31, 1998, 85,000 options were outstanding at strike prices ranging from $13.86 to $15.22 per share.

Temporary equity relating to put options on the accompanying consolidated balance sheets represent the amount the Company would be obligated to pay if all unexpired put options were exercised.

c.       China Facility

The Company has completed building a state-of-the-art manufacturing facility in the city of Guangzhou, China (the "China Facility"), which commenced operations in the third quarter of fiscal 1999. The facility and related equipment will require an initial capital investment of approximately $45.0 million, including working capital, which the Company has financed through the Company's existing credit facility. Through November 1, 1998, the Company has invested approximately $34.8 million representing costs associated with the lease of the related land, construction of the manufacturing facility, purchase of the necessary machinery and equipment and other expenses associated with the start-up of the facility. The Company anticipates spending the remaining $10.2 million during the remainder of fiscal 1999 with funds generated from operations as well as the existing credit facility and the Westvaco transaction described below.

In connection with the start-up of the facility, the Company incurred and capitalized certain start-up costs aggregating $3.0 million. On April 3, 1998, Statement of Position Number 98-5, "Reporting on the Costs of Start-Up Activities" was issued by the American Institute of Certified Public Accountants, which requires the expensing of the start-up costs when incurred. Although adoption is not required until fiscal 2000, the Company adopted this Statement of Position on the first day of fiscal 1999. Accordingly, the Company recorded a $3.0 million pre-tax charge in its first quarter of fiscal 1999 as a cumulative effect of a change in accounting principle. This pre-tax charge has not been offset by a corresponding tax benefit as these expenses relate to the China Facility which will enjoy a tax holiday for its first three years of profitable operation. The Company will not report the tax benefits until realized. Included in selling, general and administrative expenses on the consolidated statements of earnings for the three and six months ended October 31, 1998 is $650,000 and $950,000 relating to costs incurred for the China Facility.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)

On October 28, 1998, the Company entered into a definitive agreement with Westvaco Corporation to sell to Westvaco a 45% minority interest in its China Facility. Westvaco is a major producer of paper, paperboard, envelopes, packaging and specialty chemicals, with manufacturing facilities in the United States, Brazil and the Czech Republic. The final agreement provides for Westvaco to pay Shorewood, in cash, 45% of the total costs of the China investment plus an additional $5 million. Day-to-day management control of the operation will remain with the Company; however, Shorewood will work closely with Westvaco on marketing programs and new product development. The gain on the sale will be recorded upon closing of the transaction, expected to take place before the end of fiscal 1999.

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

e.       1995 Performance Bonus Plan

In July 1995, the Board of Directors approved the 1995 Performance Bonus Plan (the "Plan"), applicable to its Chairman of the Board and President (the "Executive"). Under the Plan, for each of the five fiscal years of the Company commencing with fiscal year 1996, the Executive will be entitled to a graduated bonus (the "Performance Bonus") based upon a comparison of the Company's earnings from operations plus depreciation and amortization (the "Performance Measure") in that award year with the immediately preceding fiscal year. The size of the Performance Bonus, if any, is tied to the level of the Company's performance, as measured by the Performance Measure. The maximum Performance Bonus payable in respect of any award year under the Plan is $2.0 million. The Board of Directors and shareholders have approved the extension of the Plan for an additional three years.

f.       New Employment Agreements

Effective May 3, 1998, the Company entered into new five year employment agreements with the Executive and its Executive Vice President and Chief Financial Officer ("EVP") providing for annual base salaries of $800 thousand and $450 thousand, respectively. In connection with his agreement, the Company paid to the Executive as a signing bonus the aggregate amount of $1 million, payable in full although earned ratably over his five-year employment period, provided that the Executive continues to be employed with the Company at the end of each such year. Simultaneously with the authorization of the employment agreements by the Board of Directors, the Company granted the Executive and the EVP options to purchase 250 thousand and 100 thousand shares of stock, respectively. The options are exerciseable at $13.75 per share (the fair market value at the date of grant).

 g.      Related Party Transaction

In the second quarter of fiscal 1999 the Company temporarily advanced $800 thousand to the Executive. The advance bears interest at 6.5% and is due to be repaid in the third quarter.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

In October 1998, the Company purchased substantially all of the assets and assumed substantially all of the liabilities of The Queens Group, Inc. ("Queens") for a purchase price of $129.5 million comprised of approximately $113.7 million in cash including the assumption of debt, and 1.0 million shares of Company common stock. In addition, the Company incurred expenses associated with the transaction of approximately $2.5 million. Simultaneously with the closing of the transaction, the Company repaid all outstanding bank debt of Queens, approximating $19.0 million. Queens is engaged in the manufacture of value added printed packaging primarily for the home entertainment industry. The transaction was financed through a new credit facility as described below.

The acquisition was recorded using the purchase method of accounting and, accordingly, the results of operations of Queens are included in the consolidated results of operations of the Company since the date of acquisition. The purchase price of the acquisition has been allocated to the net assets acquired based upon the related fair values which is subject to refinement based upon the receipt of final appraisals and other analyses. The excess of cost over the fair value of net assets acquired approximated $96.2 million and is being amortized over 40 years.

The following unaudited pro forma information for the twenty-six weeks ended October 31, 1998 and November 1, 1997 includes the operations of the Company, inclusive of the operations of Queens, as if the acquisition had occurred at the beginning of the respective periods presented. The pro forma gives effect to the amortization expense associated with the excess of cost over the fair value of net assets acquired, adjustments related to the fair market value of the assets and liabilities acquired (which is subject to further refinement), shares issued in connection with the transaction, interest expense related to financing the acquisition, and related income tax effects.

                                                                    26 WEEKS           26 WEEKS
                                                                      ENDED              ENDED
                                                                OCTOBER 31, 1998   NOVEMBER 1, 1997
Revenues                                                            $ 326,240          $296,358
                                                                    =========          ========
Earnings from Operations                                            $  36,147          $ 33,499
                                                                    =========          ========
Net Earnings Before Extraordinary Items and Cumulative
     Effect of  a Change in Accounting Principle                    $  18,513          $ 17,462
                                                                    =========          ========
Net Earnings Per Share Before Extraordinary Items and
     Cumulative Effect of a Change in Accounting Principle
        Basic                                                       $     .68          $    .62
                                                                    =========          ========
        Diluted                                                     $     .67          $    .61
                                                                    =========          ========

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales

Net sales for the three and six month periods ended October 31, 1998 were $145.4 million and $260.7 million as compared to net sales of $114.8 million and $215.4 million for the corresponding prior periods, an increase of 26.6% and 21.0%, respectively. Included in the 13 and 26 week periods ended October 31, 1998 are sales produced by former Queens facilities of $18.3 million. In addition to the sales increase related to the former Queens facilities, the Company experienced increases in sales in the home entertainment and the tobacco industries. Based upon current buying patterns and known increases in awarded market share in the tobacco industry, the Company anticipates that its growth in sales as compared to the prior year will continue throughout fiscal 1999.

The Company believes that future sales growth will be generated through continued penetration of its existing markets, as well as its expansion into China.

Cost of Sales

Cost of sales as a percentage of sales for the three and six month periods ended October 31, 1998 were 75.8% and 76.8% as compared to 76.1% and 76.8% for the corresponding prior periods. The decrease in cost of sales as a percentage of sales in the quarter is primarily attributable to favorable product mix, and favorable absorbtion of fixed overhead costs as a result of the higher sales volume. These decreases were partially offset by increased costs attributable to the learning curve related to new products and newly installed equipment which began operating during the last nine months.

The Company remains sensitive to price competitiveness in the markets that it serves, and in the areas that are targeted for growth and believes that the installation of state-of-the-art printing and manufacturing equipment (and related labor and production efficiencies) will enable it to compete effectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales for the three and six month periods ended October 31, 1998 were 11.3% and 11.1% as compared to 10.4% and 10.6% for the corresponding prior periods. Included in selling, general and administrative expenses in the three and six month periods of the current year were $650,000 and $950,000, respectively, of costs relating to the facility in Guangzhou, China (the "China Facility"). Selling, general and administrative expense as a percentage of sales for the former Queens facilities are greater than that of existing Shorewood facilities.

 Other Income, net

Other income, net, for the three and six month periods ended October 31, 1998 was $468 thousand and $859 thousand, respectively. The net gain for the three month period includes net foreign exchange gains of $353 thousand and approximately $115 thousand of investment income. The net gain for the six month period includes net foreign exchange gains of $848 thousand, and approximately $223 thousand of investment income, offset by losses on disposal of fixed assets of $212 thousand.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Other income, net, for the three and six month periods ended November 1, 1997 was $147 and $728 thousand, respectively. The net gain for the three month period was primarily due to net foreign exchange gains of $170 thousand and a loss on the sale of equipment of $25 thousand. The net gain for the six month period includes a net gain on the sale of equipment of $332 thousand, investment income of $240 thousand and a net foreign exchange gains of $156 thousand.

The Company's exposure to foreign exchange transaction gains or losses primarily relate to the Company's Canadian facilities which have U.S. dollar denominated net assets. The Company believes that fluctuations in foreign exchange rates will not have a material impact on the operations or liquidity of the Company, based upon current and historical levels of working capital at the Canadian facilities. Recently, several Asian currencies experienced weaknesses which had the impact of reducing some demand for Company products produced in North America intended for ultimate use in export markets. The Canadian dollar has also experienced recent weakness against the U.S. dollar. The recent investments in the China Facility will expose the Company to additional foreign exchange risks related to the Renminbi ("Rmb"). Should the Canadian dollar or the Rmb weaken, the Company would experience a reduction in the net worth of the Company's investments in Canada and China (through the cumulative translation adjustment account and other comprehensive income). In addition, the translation of the net operating results for Canada and China (whether losses or profits) would be reduced. Exposure to foreign exchange transaction gains or losses in China is expected to be minimal as the Company will make purchases and sales in both Rmb and the U.S. dollar, and settlement periods on both accounts receivable and accounts payable are expected to be short.

Interest Expense

Interest expense for the three and six month periods ended October 31, 1998 was $3.0 million and $5.1million as compared to $1.9 million and $3.9 million for the corresponding prior periods. The increase in interest costs is primarily attributable to increased borrowings relating to financing the acquisition of Queens and funding non-cash working capital. Capitalized interest increased from $463 thousand to $508 thousand for the three month period and from $658 thousand to $1.0 million for the six month period, primarily related to the Company's construction of its facility in China. The Company anticipates that the amount of interest to be capitalized in fiscal 1999 will begin to decrease during the third quarter of fiscal 1999 as the China Facility commences operations.

The Company uses interest rate derivatives to manage its exposure to fluctuating interest rates. These transactions effectively change a portion of the Company's interest rate exposure from a floating-rate to a fixed-rate basis. The Company's interest rate derivatives are generally structured for the Company to pay a fixed rate and receive a floating rate based on LIBOR, as determined in three-month intervals ( a "Vanilla Swap"). The Company has Vanilla Swap agreements relating to $150.0 million of borrowings under the credit facility expiring in the quarter ended January 2001 providing a weighted average LIBOR rate of 5.044% throughout the period.

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

In October 1997, the Company entered into an intermediate-term interest rate swap agreement relating to approximately $35.0 million of borrowings under the credit facility. Under the agreement, the Company pays a fixed rate of 5.74% and receives a floating rate based on LIBOR, as determined in three-month intervals. This transaction effectively changes a portion of the Company's interest rate exposure from a floating-rate to a fixed-rate basis. The agreement began on May 5, 1998 and terminates May 5, 1999. The agreement may be extended at the discretion of the financial institution for an additional year.

On June 16, 1998, the Financial Accounting Standards Board adopted Statement on Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Adoption of SFAS No. 133 is not required at this time. The adoption of SFAS 133 is not expected to have a material impact on the Company's financial statements.

The Company has used, and may continue to use, interest rate swaps and caps to manage its exposure to fluctuating interest rates under its debt agreements.

Income Taxes

The effective income tax rate for the three and six month periods ended October 31, 1998 is 39.0% and was 38.0% for the corresponding prior periods. These rates reflect a blend of domestic and foreign taxes and are adjusted periodically based upon the estimated annual effective tax rate, which for the entire fiscal year ended May 2, 1998 was 37.9%.

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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

China Facility

The Company has completed building a state-of-the-art manufacturing facility in the city of Guangzhou, China (the "China Facility"), which commenced operations in the third quarter of fiscal 1999. The facility and related equipment will require an initial capital investment of approximately $45.0 million, including working capital, which the Company has financed through the Company's existing credit facility. Through November 1, 1998, the Company has invested approximately $34.8 million representing costs associated with the lease of the related land, construction of the manufacturing facility, purchase of the necessary machinery and equipment and other expenses associated with the start-up of the facility. The Company anticipates spending the remaining $10.2 million during the remainder of fiscal 1999 with funds generated from operations as well as the existing credit facility and the Westvaco transaction described below.

In connection with the start-up of the facility, the Company incurred and capitalized certain start-up costs aggregating $3.0 million. On April 3, 1998, Statement of Position Number 98-5, "Reporting on the Costs of Start-Up Activities" was issued by the American Institute of Certified Public Accountants, which requires the expensing of the start-up costs when incurred. Although adoption is not required until fiscal 2000, the Company adopted this Statement of Position on the first day of fiscal 1999. Accordingly, the Company recorded a $3.0 million pre-tax charge in its first quarter of fiscal 1999 as a cumulative effect of a change in accounting principle. This pre-tax charge has not been offset by a corresponding tax benefit as these expenses relate to the China Facility which will enjoy a tax holiday for its first three years of profitable operation. The Company will not report the tax benefits until realized. Included in selling, general and administrative expenses on the consolidated statements of earnings for the three and six months ended October 31, 1998 is $650,000 and $950,000 relating to costs incurred for the China Facility.

On October 28, 1998, the Company entered into a definitive agreement with Westvaco Corporation to sell to Westvaco a 45% minority interest in its China Facility. Westvaco is a major producer of paper, paperboard, envelopes, packaging and specialty chemicals, with manufacturing facilities in the United States, Brazil and the Czech Republic. The final agreement provides for Westvaco to pay Shorewood, in cash, 45% of the total costs of the China investment plus an additional $5 million. Day-to-day management control of the operation will remain with the Company; however, Shorewood will work closely with Westvaco on marketing programs and new product development. The gain on the sale will be recorded upon closing of the transaction, expected to take place before the end of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at October 31, 1998 was $6.7 million as compared to $7.3 million at May 2, 1998, and working capital was $36.6 million as compared to $31.0 million as of the same dates respectively. The current ratio at October 31, 1998 was 1.4 to one and was 1.5 to one at May 2, 1998. The Company has a cash management program whereby collection of accounts receivable are used to retire revolver obligations, and payments of accounts payable and accrued expenses are funded through the revolving credit facility.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Cash flow from operating activities for the six months ended October 31, 1998 was $28.2 million before changes in operating assets and liabilities as compared to $26.6 million for the corresponding prior period. Cash flows from operations as well as borrowings under the Company's credit facilities were used to support $22.1 million in capital investments. In addition, the Company purchased approximately $15.9 million of treasury stock under the Board of Directors authorized program described below. The Company anticipates that capital expenditures will approximate $35.0 million for all of fiscal 1999 including the completion of the China Facility. The Company has committed to building a state-of-the-art manufacturing facility in the city of Guangzhou, China, which has been completed in October 1998. The Company expects to report initial revenues in the third quarter of 1998. The facility and related equipment will require an initial capital investment of approximately $45.0 million, including working capital, which the Company continues to finance through the Company's existing credit facility.

Through October 31, 1998, the Company has invested approximately $34.8 million representing costs associated with the lease of the related land, construction of the manufacturing facility, purchase of the necessary machinery and equipment and other expenses associated with the start-up of the facility. The Company anticipates spending the remaining $10.2 million during the remainder of fiscal 1999 with funds generated from operations as well as the existing credit facility.

The Company's Board of Directors has authorized the purchase of the Company's common stock as follows:

                DATE OF AUTHORIZATION             AUTHORIZED SHARES
                     January 1993                    3.0 million
                    December 1995                    3.0 million
                      April 1997                     1.86 million

Shares are authorized for purchase from time to time in the open market, subject to the terms of the Company's credit facility. As of October 31, 1998, approximately 1.6 million shares remain authorized for purchase.

The Board and management of the Company believe the long-term outlook for the Company to be promising and that the Company's common stock represents an attractive investment opportunity. The treasury stock purchases will be made from time to time as market conditions permit.

In October 1998, in order to facilitate the acquisition of Queens as described in Note 2 and other global opportunities which may arise over the next several years, the Company entered into a new credit agreement with its lending banks to replace its existing credit facility. The new credit facility provides for up to $325 million of borrowings and consists of a $100 million term loan to be paid in equal quarterly installments over five years and a $225 million revolving credit facility maturing at the end of five years. The revolving credit is available, in its entirety, without any borrowing base limitation. Borrowings pursuant to the facility will bear interest at the discretion of the Company, at either the Bank's prime rate (8.0% at October 31, 1998) or at the LIBOR rate (three month term of 5.22% at October 31, 1998) plus 62.5 to 125 basis points based upon financial ratios as defined in the underlying Agreement. Initially, borrowings bear interest at 125 basis points above the LIBOR rate. Unused commitment fees will range from 20 to 30 basis points (initially 30 basis points based upon the same financial ratios).

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

In connection with the refinancing, the Company recorded a net of tax extraordinary charge representing the write-off of previously deferred finance costs incurred in connection with the former credit facility of approximately $277 thousand.

The loan agreement contains covenants related to levels of debt to cash flow, current assets to current liabilities, fixed charge coverage, net worth and investments (including investments in the Company's own common stock), and restricts the amount of retained earnings available for payment of dividends. At October 31, 1998, there was approximately $20.7 million of retained earnings available for the payment of dividends.

The Company expects that cash flow from operations together with the borrowing capacity under the revolving credit facility will be sufficient to meet the needs of the business.

RECENT ACCOUNTING PRONOUNCEMENTS

On June 16, 1998, the Financial Accounting Standards Board adopted Statement on Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Adoption of SFAS No. 133 is not required at this time. The adoption of SFAS 133 is not expected to have a material impact on the Company's financial statements.

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

         None

Item 3   DEFAULTS UPON SENIOR SECURITIES

         None

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of Stockholders was held on September 23, 1998 (the "Meeting"). At the Meeting, the Company's stockholders voted upon the following matters: (I) The election of two directors comprising the Class III Directors; (ii) the ratification of proposal to amend the Company's certificate of incorporation to increase the number of authorized shares of common stock from 40,000,000 to 60,000,000 (iii) the ratification of proposals to amend the Company's 1995 Performance Bonus Plan; and (iv) the ratification of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending May 1, 1999.

         The Holders of the Company's common stock voted as a single class on all matters submitted for a vote at the Meeting. The number of votes cast for, against or withheld, as well as the number of abstentions, as to each such matter is set forth below:

         ELECTION OF DIRECTORS

                   -------------------------- ----------------- -------------
                             NAME                   FOR           WITHHELD
                   -------------------------- ----------------- -------------
                   Marc P. Shore                    23,164,278       309,022
                   -------------------------- ----------------- -------------
                   Howard M. Liebman                23,170,753       302,547
                   -------------------------- ----------------- -------------

         RATIFICATION OF PROPOSAL TO AMEND THE COMPANY'S CERTIFICATE OF INCORPORATION TO INCREASE THE NUMBER OF AUTHORIZED SHARES FROM 40,000,000 TO 60,000,000

                   ----------------------- ------------------- --------------
                            FOR                 AGAINST           ABSTAIN
                   ----------------------- ------------------- --------------
                          23,196,600             268,278          8,422
                   ----------------------- ------------------- --------------

         RATIFICATION OF PROPOSALS TO AMEND THE COMPANY'S 1995 PERFORMANCE BONUS PLAN

                   ----------------------- ------------------- --------------
                            FOR                 AGAINST           ABSTAIN
                   ----------------------- ------------------- --------------
                          22,347,716             710,012        415,572
                   ----------------------- ------------------- --------------

         RATIFICATION OF APPOINTMENT OF DELOITTE & TOUCHE LLP

                   --------------------- ------------------- ----------------
                           FOR                AGAINST            ABSTAIN
                   --------------------- ------------------- ----------------
                          23,405,381               6,752           61,167
                   --------------------- ------------------- ----------------

Item 5   OTHER INFORMATION

         None

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         10.116-- Second Amended and Restated Credit Agreement dated as of
              October 29, 1998, among Shorewood Packaging Corporation, Shorewood Corporation of Canada Limited, Nationsbank, N.A., Nationsbank Montgomery Securities, LLC, The Bank of Nova Scotia, The Chase Manhattan Bank, The Bank of New York, First Union National Bank, Societe Generale, ABN AMRO Bank N.V. and Fleet Bank, N.A.

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



                                        SHOREWOOD PACKAGING CORPORATION
                                                              (Registrant)



                                        by:     /s/ Howard M. Liebman
                                                --------------------------------
                                                  Howard M. Liebman
                                                  Executive Vice President and
                                                  Chief Financial Officer

Dated:  December 15, 1998

                                EXHIBIT INDEX
                                -------------






Exhibit No.                      Description
-----------                      -----------

 10.116 Second Amended and Restated Credit Agreement dated as of October 29, 1998, among Shorewood Packaging Corporation, Shorewood Corporation of Canada Limited, Nationsbank, N.A., Nationsbank Montgomery Securities, LLC, The Bank of Nova Scotia, The Chase Manhattan Bank, The Bank of New York, First Union National Bank, Societe Generale, ABN AMRO Bank N.V. and Fleet Bank, N.A.