Form 10-Q/A
period 1998-10-31
SHOREWOOD PACKAGING CORP
filed 1999-01-15
CIK 800266

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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



Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q/A, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by their inclusion of phrases such as "the Company anticipates," "the Company believes" and other phrases of similar meaning. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: general economic and business conditions; competition; political changes in international markets; raw material and other operating costs; costs of capital equipment; changes in foreign currency exchange rates; changes in business strategy or expansion plans; the results of continuing environmental compliance testing and monitoring; quality of management; availability, terms, and development of capital; fluctuating interest rates; and other factors referenced in this Form 10-Q/A.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                       OCTOBER 31,    MAY 2,
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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     26 WEEKS     26 WEEKS
                                                                       ENDED       ENDED
                                                                    OCTOBER 31,  NOVEMBER 1,
                                                                       1998         1997
Net Sales                                                            $ 260,737    $ 215,424
                                                                     ---------    ---------
Costs and Expenses:
     Cost of Sales                                                     200,207      165,514
     Selling, General and Administrative                                28,903       22,912
                                                                     ---------    ---------

Earnings from Operations                                                31,627       26,998

Other Income, net                                                          859          728
Interest Expense                                                        (5,091)      (3,905)
                                                                     ---------    ---------

Earnings Before Provision for Income Taxes, Extraordinary Item
   and Cumulative Effect of a Change in Accounting Principle            27,395       23,821

Provision for Income Taxes                                              10,685        9,052
                                                                     ---------    ---------

Earnings Before Extraordinary Item and Cumulative Effect of a
   Change in Accounting Principle                                       16,710       14,769
Extraordinary Item, net of Income Tax Benefit of $177                     (277)          --
Cumulative Effect on Prior Years Related to the Adoption of
   SOP 98-5 Reporting on the Cost of Start-Up Activities                (3,040)          --
                                                                     ---------    ---------

Net Earnings                                                         $  13,393    $  14,769
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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  26 WEEKS     26 WEEKS
                                                                   ENDED        ENDED
                                                                 OCTOBER 31,  NOVEMBER 1,
                                                                     1998        1997
Cash flows from operating activities:
    Net earnings                                                  $  13,393    $  14,769
    Adjustments to reconcile earnings to net cash flows
         provided from operations:
              Non-cash cumulative effect of change in
                   accounting principle                               3,040           --
              Non-cash extraordinary item, net of tax                   277
              Depreciation and amortization                          10,144        8,660
              Deferred income taxes                                   1,353        3,171
              Changes in operating assets and liabilities:
                   Accounts receivable                              (22,645)      (9,606)
                   Inventories                                        4,202        1,163
                   Prepaid expenses and other current assets          2,023       (2,145)
                   Other assets                                         346         (129)
                   Accounts payable, accrued expenses and other
                          long term liabilities                       7,527        4,099
                                                                  ---------    ---------
Net cash flows provided from operating activities                    19,660       19,982
                                                                  ---------    ---------

Cash Flows from Investing Activities:
    Capital expenditures                                            (22,052)     (36,888)
    Business acquisitions, net of cash acquired                    (120,729)          --
                                                                  ---------    ---------
Net cash flows used in investing activities                        (142,781)     (36,888)
                                                                  ---------    ---------

Cash Flows from Financing Activities:
    Net proceeds from revolver borrowings                           120,699       25,465
    Additions to long-term borrowings                               100,000           --
    Repayments of long-term borrowings                              (82,728)          --
    Purchase of treasury stock                                      (15,933)      (8,313)
    Issuance of common stock                                            550          776
                                                                  ---------    ---------
Net cash flows provided from financing activities                   122,588       17,928
                                                                  ---------    ---------

Effect of exchange rate changes on cash and cash equivalents            (73)          45
                                                                  ---------    ---------

Decrease in cash and cash equivalents                                  (606)       1,067
Cash and cash equivalents at beginning of period                      7,268        3,153
                                                                  ---------    ---------

Cash and cash equivalents at end of period                        $   6,662    $   4,220
                                                                  =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Interest paid, net of capitalized amounts                    $   6,859    $   1,925
                                                                  =========    =========
     Income taxes paid                                            $   7,566    $   5,563
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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)

                                                                26 WEEKS          26 WEEKS
                                                                  ENDED             ENDED
                                                             OCTOBER 31, 1998   NOVEMBER 1, 1997
Revenues                                                         $ 326,240         $296,358
                                                                 =========         ========
Earnings from Operations                                         $  36,147         $ 33,499
                                                                 =========         ========
Net Earnings Before Extraordinary Items and Cumulative
     Effect of  a Change in Accounting Principle                 $  17,587         $ 16,509
                                                                 =========         ========
Net Earnings Per Share Before Extraordinary Items and
     Cumulative Effect of a Change in Accounting Principle
        Basic                                                    $     .64         $    .59
                                                                 =========         ========
        Diluted                                                  $     .63         $    .57
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

The Company uses interest rate derivatives to manage its exposure to fluctuating interest rates. These transactions effectively change a portion of the Company's interest rate exposure from a floating-rate to a fixed-rate basis. The Company's interest rate derivatives are generally structured for the Company to pay a fixed rate and receive a floating rate based on LIBOR, as determined in three-month intervals (a "Vanilla Swap"). The Company has Vanilla Swap agreements relating to $150.0 million of borrowings under the credit facility expiring in the quarter ended January 2001 providing a weighted average LIBOR rate of 5.044% throughout the period.

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

5.       INVENTORIES

Inventories consist of the following:

                                                  OCTOBER 31, 1998     MAY 2, 1998
Raw materials and supplies                            $19,671            $17,862
Work in process                                        10,637              7,833
Finished goods                                         16,984             20,896
                                                      -------            -------
                                                      $47,292            $46,591
                                                      =======            =======

6.       COMPREHENSIVE EARNINGS

Effective May 3, 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which requires that all items that are required to be recognized under accounting standards as components of other comprehensive income be reported in the financial statements. The Company's total comprehensive earnings were as follows:

                                                                       26 WEEKS ENDED       26 WEEKS ENDED
                                                                       OCTOBER 31, 1998    NOVEMBER 1, 1997
Net earnings                                                               $ 13,393            $ 14,769
Other comprehensive earnings (losses):
     Change in equity due to foreign currency translation adjustment         (4,534)               (533)
                                                                           --------            --------
Comprehensive earnings                                                     $  8,859            $ 14,236
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

                                                                 26 WEEKS             26 WEEKS
                                                                   ENDED               ENDED
                                                              OCTOBER 31, 1998     NOVEMBER 1, 1997
Revenues                                                          $ 326,240           $296,358
                                                                  =========           ========
Earnings from Operations                                          $  36,147           $ 33,499
                                                                  =========           ========
Net Earnings Before Extraordinary Items and Cumulative
     Effect of  a Change in Accounting Principle                  $  17,587           $ 16,509
                                                                  =========           ========
Net Earnings Per Share Before Extraordinary Items and
     Cumulative Effect of a Change in Accounting Principle
        Basic                                                     $     .64           $    .59
                                                                  =========           ========
        Diluted                                                   $     .63           $    .57
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

Interest Expense

Interest expense for the three and six month periods ended October 31, 1998 was $3.0 million and $5.1 million as compared to $1.9 million and $3.9 million for the corresponding prior periods. The increase in interest costs is primarily attributable to increased borrowings relating to financing the acquisition of Queens and funding non-cash working capital. Capitalized interest increased from $463 thousand to $508 thousand for the three month period and from $658 thousand to $1.0 million for the six month period, primarily related to the Company's construction of its facility in China. The Company anticipates that the amount of interest to be capitalized in fiscal 1999 will begin to decrease during the third quarter of fiscal 1999 as the China Facility commences operations.

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

         ELECTION OF DIRECTORS

         -----------------------------------------------------------------------
                   NAME                             FOR               WITHHELD
         -----------------------------------------------------------------------
         Marc P. Shore                           23,164,278            309,022
         -----------------------------------------------------------------------
         Howard M. Liebman                       23,170,753            302,547
         -----------------------------------------------------------------------

         RATIFICATION OF PROPOSAL TO AMEND THE COMPANY'S CERTIFICATE OF INCORPORATION TO INCREASE THE NUMBER OF AUTHORIZED SHARES FROM 40,000,000 TO 60,000,000

         -----------------------------------------------------------------------
            FOR                                    AGAINST             ABSTAIN
         -----------------------------------------------------------------------
         23,196,600                                268,278               8,422
         -----------------------------------------------------------------------



         RATIFICATION OF PROPOSALS TO AMEND THE COMPANY'S 1995 PERFORMANCE BONUS PLAN

         -----------------------------------------------------------------------
            FOR                                    AGAINST             ABSTAIN
         -----------------------------------------------------------------------
         22,347,716                                710,012             415,572
         -----------------------------------------------------------------------

         RATIFICATION OF APPOINTMENT OF DELOITTE & TOUCHE LLP

         -----------------------------------------------------------------------
            FOR                                    AGAINST             ABSTAIN
         -----------------------------------------------------------------------
         23,405,381                                  6,752              61,167
         -----------------------------------------------------------------------

Item 5   OTHER INFORMATION

         None

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         10.117 -- Purchase and Sale Agreement among SPC (Bermuda) Ltd., SPC Asia Ltd. and Westvaco Worldwide Distribution SA, dated as of October 16, 1998 in connection with the sale of an interest in the Company's China Facility.

         10.118 -- Second Amended and Restated Credit Agreement dated as of October 29, 1998, among Shorewood Packaging Corporation, Shorewood Corporation of Canada Limited, Nationsbank, N.A., Nationsbank Montgomery Securities, LLC, The Bank of Nova Scotia, The Chase Manhattan Bank, The Bank of New York, First Union National Bank, Societe Generale, ABN AMRO Bank N.V. and Fleet Bank, N.A.

         10.119 -- Employment Agreement between Shorewood Packaging Corporation and Leonard Verebay dated as of October 30, 1998

         10.120 -- Employment Agreement between Shorewood Packaging Corporation and Eric Kaltman dated as of October 30, 1998

         10.121 -- Stockholders and Registration Rights Agreement between Shorewood Packaging Corporation, Leonard Verebay and Eric Kaltman dated as of October 30, 1998

         10.122 -- License Agreement dated as of October 30, 1998 between Shorewood Packaging Corporation and Queens Group, Inc.


         (b) Reports on Form 8-K

         Form 8-K filed November 16, 1998 related to the acquisition of the Queens Group, Inc.

                                   SIGNATURES

Pursuant to the regulations of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        SHOREWOOD PACKAGING CORPORATION
                                                  (Registrant)



                                        by: /s/ Howard M. Liebman
                                            ------------------------------------
                                            Howard M. Liebman
                                            Executive Vice President and
                                            Chief Financial Officer

Dated: January 14, 1999

                                EXHIBIT INDEX
                                -------------

10.117   Purchase and Sale Agreement among SPC (Bermuda) Ltd., SPC
         Asia Ltd. and Westvaco Worldwide Distribution SA, dated as of October 16, 1998 in connection with the sale of an interest in the Company's China Facility.

10.118   Second Amended and Restated Credit Agreement dated as of
         October 29, 1998, among Shorewood Packaging Corporation, Shorewood Corporation of Canada Limited, Nationsbank, N.A., Nationsbank Montgomery Securities, LLC, The Bank of Nova Scotia, The Chase Manhattan Bank, The Bank of New York, First Union National Bank, Societe Generale, ABN AMRO Bank N.V. and Fleet Bank, N.A. (PREVIOUSLY FILED)

10.119 Employment Agreement between Shorewood Packaging Corporation and Leonard Verebay dated as of October 30, 1998

10.120 Employment Agreement between Shorewood Packaging Corporation and Eric Kaltman dated as of October 30, 1998

10.121   Stockholders and Registration Rights Agreement between
         Shorewood Packaging Corporation, Leonard Verebay and Eric Kaltman dated as of October 30, 1998

10.122   License Agreement dated as of October 30, 1998 between
         Shorewood Packaging Corporation and Queens Group, Inc.