Form 10-Q
period 1999-01-30
SHOREWOOD PACKAGING CORP
filed 1999-03-16
CIK 800266

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 30, 1999

                                       or

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

                     YES     |X|               NO       |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

MARCH 1, 1999                                                     27,431,000
       Date                                                    Number of Shares

                         SHOREWOOD PACKAGING CORPORATION
                                AND SUBSIDIARIES



INDEX                                                                   PAGE

Part I:  Financial Statements

Consolidated Balance Sheets
         January 30, 1999 (Unaudited) and
         May 2, 1998 (Audited)                                           3

Consolidated Condensed Statements of Earnings
         13 weeks ended January 30, 1999 (Unaudited) and
         13 weeks ended January 31, 1998 (Unaudited)                     4

Consolidated Condensed Statements of Earnings
         39 weeks ended January 30, 1999 (Unaudited) and
         39 weeks ended January 31, 1998 (Unaudited)                     5

Consolidated Condensed Statements of Cash Flows
         39 weeks ended January 30, 1999 (Unaudited) and
         39 weeks ended January 31, 1998 (Unaudited)                     6

Notes to Consolidated Condensed Financial Statements                     7 - 11

Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             12 - 18

Part II: Other Information                                               19


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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                JANUARY 30,         MAY 2,
                                                                                   1999             1998
                                                                                (UNAUDITED)       (AUDITED)
     ASSETS
     Current Assets:
          Cash and cash equivalents                                              $  10,769        $   7,268
          Accounts receivable, net                                                  46,728           32,054
          Inventories                                                               51,059           46,591
          Deferred tax assets                                                          317              317
          Refundable income taxes                                                       --              411
          Prepaid expenses and other current assets                                  5,824            9,202
                                                                                 ---------        ---------
               Total Current Assets                                                114,697           95,843
     Property, Plant and Equipment, net                                            249,973          200,293
     Excess of Cost Over the Fair Value of Net Assets Acquired, net                119,888           18,295
     Other Assets                                                                   13,046           11,553
                                                                                 ---------        ---------
                                                                                 $ 497,604        $ 325,984
                                                                                 =========        =========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
          Accounts payable                                                       $  39,559        $  33,100
          Accrued expenses                                                          29,378           13,887
          Income taxes payable                                                       4,238            2,864
          Current maturities of long-term debt                                      20,000           15,000
                                                                                 ---------        ---------
               Total Current Liabilities                                            93,175           64,851
     Long-Term Debt                                                                247,878          126,437
     Other Long-Term Liabilities                                                     1,300              794
     Deferred Income Taxes                                                          22,750           21,395
                                                                                 ---------        ---------
               Total Liabilities                                                   365,103          213,477
                                                                                 ---------        ---------

     Temporary Equity Relating to Put Options                                           --            2,710

     Commitments and Contingencies

     Stockholders' Equity:
          Series A preferred stock, $10 par value; 50,000 shares
               authorized, none issued                                                  --               --
          Preferred stock, $10 par value; 5,000,000 shares authorized
               none issued                                                              --               --
          Common stock, $.01 par value; 60,000,000 shares authorized;
               35,502,542 issued and 27,416,668 outstanding in January and
               34,106,974 issued and 27,092,100 outstanding in May                     355              341
          Additional paid-in capital                                                74,438           52,448
          Retained earnings                                                        141,793          121,976
          Cumulative foreign currency translation adjustment                        (7,458)          (4,274)
          Treasury stock (8,085,874 and 7,014,874 shares at
               cost in January and May)                                            (76,627)         (60,694)
                                                                                 ---------        ---------
               Total Stockholders' Equity                                          132,501          109,797
                                                                                 ---------        ---------
                                                                                 $ 497,604        $ 325,984
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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                      13 WEEKS         13 WEEKS
                                                                        ENDED            ENDED
                                                                      JANUARY 30,      JANUARY 31,
                                                                         1999             1998
     Net Sales                                                        $ 141,397        $  96,629
                                                                      ---------        ---------

     Costs and Expenses:
          Cost of Sales                                                 107,039           74,934
          Selling, General and Administrative                            18,586           11,095
          Amortization of Excess of Cost Over the Fair Value of
             Net Assets Acquired                                            797              188
                                                                      ---------        ---------

     Earnings from Operations                                            14,975           10,412

     Other Income (Expense), net                                           (277)             377

     Interest Expense                                                    (4,166)          (1,857)
                                                                      ---------        ---------

     Earnings Before Provision for Income Taxes                          10,532            8,932

     Provision for Income Taxes                                           4,108            3,394
                                                                      ---------        ---------

     Net Earnings                                                     $   6,424        $   5,538
                                                                      =========        =========

     EARNINGS PER SHARE INFORMATION:
     BASIC

          Net Earnings Per Common Share                               $     .24        $     .20
                                                                      =========        =========

     DILUTED

          Net Earnings Per Common Share                               $     .23        $     .20
                                                                      =========        =========

     WEIGHTED AVERAGE SHARES OUTSTANDING
          BASIC                                                          26,995           27,026
                                                                      =========        =========

          DILUTED                                                        27,872           27,695
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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                        39 WEEKS         39 WEEKS
                                                                                          ENDED            ENDED
                                                                                       JANUARY 30,       JANUARY 31,
                                                                                          1999              1998
     Net Sales                                                                          $ 402,134        $ 312,053
                                                                                        ---------        ---------

     Costs and Expenses:
          Cost of Sales                                                                   307,246          240,448
          Selling, General and Administrative                                              46,855           33,634
          Amortization of Excess of Cost Over the Fair Value of
             Net Assets Acquired                                                            1,431              561
                                                                                        ---------        ---------

     Earnings from Operations                                                              46,602           37,410

     Other Income, net                                                                        582            1,105
     Interest Expense                                                                      (9,257)          (5,762)
                                                                                        ---------        ---------

     Earnings Before Provision for Income Taxes, Extraordinary Item
        and Cumulative Effect of a Change in Accounting Principle                          37,927           32,753

     Provision for Income Taxes                                                            14,793           12,446
                                                                                        ---------        ---------

     Earnings Before Extraordinary Item and Cumulative Effect of a
        Change in Accounting Principle                                                     23,134           20,307
     Extraordinary Item, net of Income Tax Benefit of $177                                   (277)              --
     Cumulative Effect on Prior Years Related to the Adoption of
        SOP 98-5 Reporting on the Cost of Start-Up Activities                              (3,040)              --
                                                                                        ---------        ---------

     Net Earnings                                                                       $  19,817        $  20,307
                                                                                        =========        =========

     EARNINGS PER SHARE INFORMATION:
     BASIC
          Earnings Before Extraordinary Item and Cumulative Effect of a
             Change in Accounting Principle                                             $     .87        $     .75
          Extraordinary Item                                                                (0.01)              --
          Cumulative Effect of a Change in Accounting Principle                             (0.12)              --
                                                                                        ---------        ---------
          Net Earnings Per Common Share                                                 $     .74        $     .75
                                                                                        =========        =========
     DILUTED
          Earnings Before Extraordinary Item and Cumulative Effect of a
             Change in Accounting Principle                                             $     .85        $     .73
          Extraordinary Item                                                                (0.01)              --
          Cumulative Effect of a Change in Accounting Principle                             (0.12)              --
                                                                                        ---------        ---------
          Net Earnings Per Common Share                                                 $     .72        $     .73
                                                                                        =========        =========

     WEIGHTED AVERAGE SHARES OUTSTANDING
          BASIC                                                                            26,647           27,100
                                                                                        =========        =========
          DILUTED                                                                          27,355           27,759
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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      39 WEEKS         39 WEEKS
                                                                                        ENDED            ENDED
                                                                                     JANUARY 30,       JANUARY 31,
                                                                                         1999             1998
     Cash flows from operating activities:
         Net earnings                                                                 $  19,817        $  20,307
         Adjustments to reconcile earnings to net cash flows
              provided from operations:
                   Non-cash cumulative effect of change in
                        accounting principle                                              3,040               --
                   Non-cash extraordinary item, net of tax                                  277
                   Depreciation and amortization                                         16,682           13,166
                   Deferred income taxes                                                  1,977            4,517
                   Changes in operating assets and liabilities, net of business acquired:
                        Accounts receivable                                               5,268            5,538
                        Inventories                                                         744           (1,197)
                        Prepaid expenses and other current assets                         2,483           (3,066)
                        Other assets                                                     (2,304)            (552)
                        Accounts payable, accrued expenses and other
                               long term liabilities                                     (3,936)             811
                                                                                      ---------        ---------
     Net cash flows provided from operating activities                                   44,048           39,524
                                                                                      ---------        ---------

     Cash Flows from Investing Activities:
         Capital expenditures                                                           (32,862)         (54,257)
         Business acquisition, net of cash acquired                                    (120,729)              --
                                                                                      ---------        ---------
     Net cash flows used in investing activities                                       (153,591)         (54,257)
                                                                                      ---------        ---------

     Cash Flows from Financing Activities:
         Net proceeds from revolver borrowings                                          114,591           26,710
         Additions to long-term borrowings                                              100,000               --
         Repayments of long-term borrowings                                             (87,728)              --
         Purchase of treasury stock                                                     (15,933)         (13,416)
         Issuance of common stock                                                         2,004            1,679
                                                                                      ---------        ---------
     Net cash flows provided from financing activities                                  112,934           14,973
                                                                                      ---------        ---------

     Effect of exchange rate changes on cash and cash equivalents                           110              274
                                                                                      ---------        ---------

     Increase in cash and cash equivalents                                                3,501              514
     Cash and cash equivalents at beginning of period                                     7,268            3,153
                                                                                      ---------        ---------

     Cash and cash equivalents at end of period                                       $  10,769        $   3,667
                                                                                      =========        =========

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

          Interest paid, net of capitalized amounts                                   $   6,844        $   3,789
                                                                                      =========        =========
          Income taxes paid                                                           $  11,077        $   6,189
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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and the changes in cash flows at January 30, 1999 and for all periods presented.

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

The results of operations for the 13 week period and 39 week period ended January 30, 1999 are not necessarily indicative of the results for the full year.

2.       BUSINESS ACQUISITION

In October 1998, the Company purchased substantially all of the assets and assumed substantially all of the liabilities of Queens Group, Inc. ("Queens") for a purchase price of $129.5 million comprised of approximately $113.7 million in cash including the assumption of debt, and 1.0 million shares of Company common stock. In addition, the Company incurred expenses associated with the transaction of approximately $2.5 million. Simultaneously with the closing of the transaction, the Company repaid all outstanding bank debt of Queens, approximating $19.0 million. Queens was engaged in the manufacture of value added printed packaging primarily for the home entertainment industry. The transaction was financed through a new credit facility as described below.

The acquisition was recorded using the purchase method of accounting and, accordingly, the results of operations of Queens are included in the consolidated results of operations of the Company since the date of acquisition. The purchase price of the acquisition has been allocated to the net assets acquired based upon the related fair values which is subject to refinement based upon the receipt of final appraisals and other analyses. The excess of cost over the fair value of net assets acquired approximated $103.3 million and is being amortized over 40 years.

The following unaudited pro forma information for the 39 weeks ended January 30, 1999 and January 31, 1998 includes the operations of the Company, inclusive of the operations of Queens, as if the acquisition had occurred at the beginning of the respective periods presented. The pro forma gives effect to the amortization expense associated with the excess of cost over the fair value of net assets acquired, adjustments related to the fair market value of the assets and liabilities acquired (which is subject to further refinement), shares issued in connection with the transaction, interest expense related to financing the acquisition, and related income tax effects.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)

                                                                       39 WEEKS             39 WEEKS
                                                                         ENDED                ENDED
                                                                  JANUARY 30, 1999     JANUARY 31, 1998
     Revenues                                                         $ 467,637             $428,222
                                                                      =========             ========
     Earnings from Operations                                         $  51,122             $ 46,474
                                                                      =========             ========
     Net Earnings Before Extraordinary Items and Cumulative
          Effect of  a Change in Accounting Principle                 $  24,012             $ 22,458
                                                                      =========             ========
     Net Earnings Per Share Before Extraordinary Items and
          Cumulative Effect of a Change in Accounting Principle
             Basic                                                    $     .87             $    .80
                                                                      =========             ========
             Diluted                                                  $     .85             $    .78
                                                                      =========             ========

3.       NEW CREDIT FACILITY AND INTEREST RATE DERIVATIVES

In October 1998, in order to facilitate the acquisition of Queens as described in Note 2 and other global opportunities which may arise over the next several years, the Company entered into a new credit agreement with its lending banks to replace its existing credit facility. The new credit facility provides for up to $325 million of borrowings and consists of a $100 million term loan to be paid in equal quarterly installments over five years and a $225 million revolving credit facility maturing at the end of five years. The revolving credit is available, in its entirety, without any borrowing base limitation. Borrowings pursuant to the facility will bear interest at the discretion of the Company, at either the Bank's prime rate (7.75% at January 30, 1999) or at the LIBOR rate (three month term of 4.97% at January 30, 1999) plus 62.5 to 125 basis points based upon financial ratios as defined in the underlying Agreement. Initially, borrowings bear interest at 125 basis points above the LIBOR rate. Unused commitment fees will range from 20 to 30 basis points (initially 30 basis points based upon the same financial ratios).

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

4.       INCOME TAXES

The effective income tax rate for the three and nine month periods ended January 30, 1999 is 39.0% and was 38.0% for the corresponding prior periods. These rates reflect a blend of domestic and foreign taxes and are adjusted periodically based upon the estimated annual effective tax rate and any increase or decrease in the provision for income taxes is reflected in the period in which the estimate is changed. The effective income tax rate for the entire fiscal year ended May 2, 1998 was 37.9%.

5.       INVENTORIES

Inventories consist of the following:

                                                                    JANUARY 30, 1999      MAY 2, 1998
         Raw materials and supplies                                      $21,434            $17,862
         Work in process                                                   8,414              7,833
         Finished goods                                                   21,211             20,896
                                                                         -------            -------
                                                                         $51,059            $46,591
                                                                         =======            =======

6.       COMPREHENSIVE EARNINGS

Effective May 3, 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which requires that all items that are required to be recognized under accounting standards as components of other comprehensive income be reported in the financial statements. The Company's total comprehensive earnings were as follows:

                                                                                39 WEEKS ENDED      39 WEEKS ENDED
                                                                               JANUARY 30, 1999    JANUARY 31, 1998
     Net earnings                                                                  $ 19,817           $ 20,307
     Other comprehensive earnings (losses):
          Change in equity due to foreign currency translation adjustment            (3,184)            (2,429)
                                                                                   --------           --------
     Comprehensive earnings                                                        $ 16,633           $ 17,878
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


7.       COMMITMENTS AND CONTINGENCIES

a.       Treasury Stock

The Company's Board of Directors has authorized the purchase of the Company's common stock as follows:

       DATE OF AUTHORIZATION                      AUTHORIZED SHARES
            January 1993                             3.0 million
           December 1995                             3.0 million
             April 1997                              1.86 million

Shares are authorized for purchase from time to time in the open market, subject to the terms of the Company's credit facility. As of January 30, 1999, approximately 1.6 million shares remain authorized for purchase.

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

c.       China Facility

The Company has completed building a state-of-the-art manufacturing facility in the city of Guangzhou, China (the "China Facility"), which commenced operations in the third quarter of fiscal 1999. Through January 30, 1999, the Company has invested approximately $39.7 million representing costs associated with the lease of the related land, construction of the manufacturing facility, purchase of the necessary machinery and equipment and other expenses associated with the start-up of the facility. The Company anticipates spending an additional $5.3 million during the remainder of fiscal 1999 with funds generated from operations as well as the existing credit facility and the Westvaco transaction described below.

In connection with the start-up of the facility, the Company incurred and capitalized certain start-up costs aggregating approximately $3.0 million. On April 3, 1998, Statement of Position Number 98-5, "Reporting on the Costs of Start-Up Activities" was issued by the American Institute of Certified Public Accountants, which requires the expensing of the start-up costs when incurred. Although adoption is not required until fiscal 2000, the Company adopted this Statement of Position on the first day of fiscal 1999. Accordingly, the Company recorded a $3.0 million pre-tax charge in its first quarter of fiscal 1999 as a cumulative effect of a change in accounting principle. This pre-tax charge has not been offset by a corresponding tax benefit as these expenses relate to the China Facility which will enjoy a tax holiday for its first three years of profitable operation. The Company will not report the tax benefits until realized. Included in net earnings for the three and nine months ending January 30, 1999 were losses of approximately $1.5 million and $2.5 million, (of which approximately $1.2 million and $2.2 million, respectively, is included in selling, general and administrative expenses) respectively, relating to costs incurred for the China Facility.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)


On October 28, 1998, the Company entered into a definitive agreement with Westvaco Corporation to sell to Westvaco a 45% minority interest in its China Facility. Westvaco is a major producer of paper, paperboard, envelopes, packaging and specialty chemicals, with manufacturing facilities in the United States, Brazil and the Czech Republic. The final agreement provides for Westvaco to pay Shorewood, in cash, 45% of the total costs of the China investment plus an additional $5 million. Day-to-day management control of the operation will remain with the Company; however, Shorewood will work closely with Westvaco on marketing programs and new product development. In addition, Westvaco will participate in, among other things, decisions regarding significant acquisitions, divestitures, and expansion through the sale of equity to third parties. The gain on the sale will be recorded upon closing of the transaction, expected to take place in the fourth quarter of fiscal 1999.

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

 g.      Related Party Transaction

In the second quarter of fiscal 1999 the Company temporarily advanced $800 thousand to the Executive. The Executive repaid the advance and related interest in the third quarter.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

In October 1998, the Company purchased substantially all of the assets and assumed substantially all of the liabilities of Queens Group, Inc. ("Queens") for a purchase price of $129.5 million comprised of approximately $113.7 million in cash including the assumption of debt, and 1.0 million shares of Company common stock. In addition, the Company incurred expenses associated with the transaction of approximately $2.5 million. Simultaneously with the closing of the transaction, the Company repaid all outstanding bank debt of Queens, approximating $19.0 million. Queens was engaged in the manufacture of value added printed packaging primarily for the home entertainment industry. The transaction was financed through a new credit facility as described below.

The acquisition was recorded using the purchase method of accounting and, accordingly, the results of operations of Queens are included in the consolidated results of operations of the Company since the date of acquisition. The purchase price of the acquisition has been allocated to the net assets acquired based upon the related fair values which is subject to refinement based upon the receipt of final appraisals and other analyses. The excess of cost over the fair value of net assets acquired approximated $103.3 million and is being amortized over 40 years.

The following unaudited pro forma information for the 39 weeks ended January 30, 1999 and January 31, 1998 includes the operations of the Company, inclusive of the operations of Queens, as if the acquisition had occurred at the beginning of the respective periods presented. The pro forma gives effect to the amortization expense associated with the excess of cost over the fair value of net assets acquired, adjustments related to the fair market value of the assets and liabilities acquired (which is subject to further refinement), shares issued in connection with the transaction, interest expense related to financing the acquisition, and related income tax effects.

                                                                       39 WEEKS            39 WEEKS
                                                                         ENDED               ENDED
                                                                     JANUARY 30, 1999    JANUARY 31, 1998
     Revenues                                                            $ 467,637          $428,222
                                                                         =========          ========
     Earnings from Operations                                            $  51,122          $ 46,474
                                                                         =========          ========
     Net Earnings Before Extraordinary Items and Cumulative
          Effect of  a Change in Accounting Principle                    $  24,012          $ 22,458
                                                                         =========          ========
     Net Earnings Per Share Before Extraordinary Items and
          Cumulative Effect of a Change in Accounting Principle
             Basic                                                       $     .87          $    .80
                                                                         =========          ========
             Diluted                                                     $     .85          $    .78
                                                                         =========          ========

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales

Net sales for the three and nine month periods ended January 30, 1999 were $141.4 million and $402.1 million as compared to net sales of $96.6 million and $312.1 million for the corresponding prior periods, an increase of 46.3% and 28.9%, respectively. Included in the 13 and 39 week periods ended January 30, 1999 are sales produced by former Queens facilities of $38.2 and $56.5 million, respectively. In addition to the sales increase related to the former Queens facilities, the Company experienced increases in sales in the home entertainment and the tobacco industries. Based upon current buying patterns and known increases in awarded market share in the tobacco industry, the Company anticipates that its growth in sales as compared to the prior year will continue throughout fiscal 1999.

The Company believes that future sales growth will be generated through continued penetration of its existing markets, as well as its expansion into China. The Company reported its initial revenues from the facility in China during the third quarter of fiscal 1999 of approximately $300 thousand.

Cost of Sales

Cost of sales as a percentage of sales for the three and nine month periods ended January 30, 1999 were 75.7% and 76.4% as compared to 77.5% and 77.1% for the corresponding prior periods. The decrease in cost of sales as a percentage of sales in the quarter is primarily attributable to favorable product mix, and favorable absorption of fixed overhead costs as a result of the higher sales volume. These decreases were partially offset by increased costs attributable to the learning curve related to new products and newly installed equipment which began operating during the last nine months. The decreases were further offset by losses on initial sales from its facility in China.

The Company remains sensitive to price competitiveness in the markets that it serves, and in the areas that are targeted for growth and believes that the installation of state-of-the-art printing and manufacturing equipment (and related labor and production efficiencies) will enable it to compete effectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (including the amortization of excess cost over the fair value of net assets acquired) as a percentage of sales for the three and nine month periods ended January 30, 1999 were 13.7% and 12.0% as compared to 11.7% and 11.0% for the corresponding prior periods. Included in selling, general and administrative expenses in the three and nine month periods of the current year were approximately $1.2 million and $2.2 million, respectively, of costs relating to the facility in Guangzhou, China (the "China Facility"). Selling, general and administrative expense as a percentage of sales for the former Queens facilities are greater than that of existing Shorewood facilities.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Other Income (Expense), net

Other income (expense), net, for the three and nine month periods ended January 30, 1999 was $(277) thousand and $582 thousand, respectively. The net loss for the three month period includes net foreign exchange losses of $421 thousand and losses on disposal of fixed assets of $200 thousand. These losses were partially offset by approximately $344 thousand of investment income. The net gain for the nine month period includes $567 thousand of investment income and net foreign exchange gains of $427 thousand, offset by losses on disposal of fixed assets of $412 thousand.

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

Interest Expense

Interest expense for the three and nine month periods ended January 30, 1999 was $4.2 million and $9.3 million as compared to $1.9 million and $5.8 million for the corresponding prior periods. The increase in interest costs is primarily attributable to increased borrowings relating to financing the acquisition of Queens and funding non-cash working capital. Capitalized interest decreased from $600 thousand to $554 thousand for the three month period and increased from $1.3 million to $1.6 million for the nine month period, primarily related to the Company's construction of its facility in China. The Company has not capitalized interest related to the China Facility since the date the facility started production, which occurred in the third quarter of fiscal 1999. The Company anticipates that the amount of interest to be capitalized in the fourth quarter of fiscal 1999 will decrease reflecting the commencement of operations in China.

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

Income Taxes

The effective income tax rate for the three and nine month periods ended January 30, 1999 is 39.0% and was 38.0% for the corresponding prior periods. These rates reflect a blend of domestic and foreign taxes and are adjusted periodically based upon the estimated annual effective tax rate, which for the entire fiscal year ended May 2, 1998 was 37.9%.

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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

China Facility

The Company has completed building a state-of-the-art manufacturing facility in the city of Guangzhou, China (the "China Facility"), which commenced operations in the third quarter of fiscal 1999. Through January 30, 1999, the Company has invested approximately $39.7 million representing costs associated with the lease of the related land, construction of the manufacturing facility, purchase of the necessary machinery and equipment and other expenses associated with the start-up of the facility. The Company anticipates spending an additional $5.3 million during the remainder of fiscal 1999 with funds generated from operations as well as the existing credit facility and the Westvaco transaction described below.

In connection with the start-up of the facility, the Company incurred and capitalized certain start-up costs aggregating approximately $3.0 million. On April 3, 1998, Statement of Position Number 98-5, "Reporting on the Costs of Start-Up Activities" was issued by the American Institute of Certified Public Accountants, which requires the expensing of the start-up costs when incurred. Although adoption is not required until fiscal 2000, the Company adopted this Statement of Position on the first day of fiscal 1999. Accordingly, the Company recorded a $3.0 million pre-tax charge in its first quarter of fiscal 1999 as a cumulative effect of a change in accounting principle. This pre-tax charge has not been offset by a corresponding tax benefit as these expenses relate to the China Facility which will enjoy a tax holiday for its first three years of profitable operation. The Company will not report the tax benefits until realized. Included in net earnings for the three and nine months ending January 30, 1999 were losses of approximately $1.5 million and $2.5 million, (of which approximately $1.2 million and $2.2 million, respectively, is included in selling, general and administrative expenses) respectively, relating to costs incurred for the China Facility.

On October 28, 1998, the Company entered into a definitive agreement with Westvaco Corporation to sell to Westvaco a 45% minority interest in its China Facility. Westvaco is a major producer of paper, paperboard, envelopes, packaging and specialty chemicals, with manufacturing facilities in the United States, Brazil and the Czech Republic. The final agreement provides for Westvaco to pay Shorewood, in cash, 45% of the total costs of the China investment plus an additional $5 million. Day-to-day management control of the operation will remain with the Company; however, Shorewood will work closely with Westvaco on marketing programs and new product development. In addition, Westvaco will participate in, among other things, decisions regarding significant acquisitions, divestitures, and expansion through the sale of equity to third parties. The gain on the sale will be recorded upon closing of the transaction, expected to take place in the fourth quarter of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at January 30, 1999 was $10.8 million as compared to $7.3 million at May 2, 1998, and working capital was $21.5 million as compared to $31.0 million as of the same dates respectively. The current ratio at January 30, 1999 was 1.2 to one and was 1.5 to one at May 2, 1998. The Company has a cash management program whereby collection of accounts receivable are used to retire revolver obligations, and payments of accounts payable and accrued expenses are funded through the revolving credit facility.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Cash flow from operating activities for the nine months ended January 30, 1999 was $41.8 million before changes in operating assets and liabilities as compared to $38.0 million for the corresponding prior period. Cash flows from operations as well as borrowings under the Company's credit facilities were used to support $32.9 million in capital investments. In addition, the Company purchased approximately $15.9 million of treasury stock under the Board of Directors authorized program described below. The Company anticipates that capital expenditures will approximate $40.0 million for all of fiscal 1999 including the completion of the China Facility.

The Company's Board of Directors has authorized the purchase of the Company's common stock as follows:

        DATE OF AUTHORIZATION                                    AUTHORIZED SHARES
             January 1993                                           3.0 million
            December 1995                                           3.0 million
              April 1997                                            1.86 million

Shares are authorized for purchase from time to time in the open market, subject to the terms of the Company's credit facility. As of January 30, 1999, approximately 1.6 million shares remain authorized for purchase.

The Board and management of the Company believe the long-term outlook for the Company to be promising and that the Company's common stock represents an attractive investment opportunity. The treasury stock purchases will be made from time to time as market conditions permit.

In October 1998, in order to facilitate the acquisition of Queens as described in Note 2 and other global opportunities which may arise over the next several years, the Company entered into a new credit agreement with its lending banks to replace its existing credit facility. The new credit facility provides for up to $325 million of borrowings and consists of a $100 million term loan to be paid in equal quarterly installments over five years and a $225 million revolving credit facility maturing at the end of five years. The revolving credit is available, in its entirety, without any borrowing base limitation. Borrowings pursuant to the facility will bear interest at the discretion of the Company, at either the Bank's prime rate (7.75% at January 30, 1999) or at the LIBOR rate (three month term of 4.97% at January 30, 1999) plus 62.5 to 125 basis points based upon financial ratios as defined in the underlying Agreement. Initially, borrowings bear interest at 125 basis points above the LIBOR rate. Unused commitment fees will range from 20 to 30 basis points (initially 30 basis points based upon the same financial ratios).

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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

The loan agreement contains covenants related to levels of debt to cash flow, current assets to current liabilities, fixed charge coverage, net worth and investments (including investments in the Company's own common stock), and restricts the amount of retained earnings available for payment of dividends. At January 30, 1999, there was approximately $29.5 million of retained earnings available for the payment of dividends.

The Company expects that cash flow from operations together with the borrowing capacity under the revolving credit facility will be sufficient to meet the needs of the business.

SUBSEQUENT EVENTS

On February 10, 1999 the Company made an offer to acquire all of the outstanding shares of Field Group plc. ("Field") valued at approximately $400 million. If successful, the acquisition would have been financed through a new credit facility. On February 17, 1999 the Company withdrew its offer as a result of a revised higher offer made by another company. Prior to having made its offer, the Company had accumulated approximately 810 thousand shares of Field on the open market which it has since tendered to the successful bidder.

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

         None

         (b) Reports on Form 8-K

                                   SIGNATURES

Pursuant to the regulations of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         SHOREWOOD PACKAGING CORPORATION
                                                   (Registrant)



                                         by:   \s\ Howard M. Liebman
                                               --------------------------
                                               Howard M. Liebman
                                               Executive Vice President and
                                               Chief Financial Officer

Dated:  March 16, 1999