Form 10-Q/A
period 1999-01-30
SHOREWOOD PACKAGING CORP
filed 1999-07-29
CIK 800266

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

For the transition period from ________________ to ________________.

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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)

                                                                     39 WEEKS            39 WEEKS
                                                                       ENDED               ENDED
                                                                 JANUARY 30, 1999    JANUARY 31, 1998
Revenues                                                             $ 467,637           $428,222
                                                                     =========           ========
Earnings from Operations                                             $  49,999           $ 41,848
                                                                     =========           ========
Net Earnings Before Extraordinary Items and Cumulative
     Effect of  a Change in Accounting Principle                     $  23,327           $ 19,586
                                                                     =========           ========
Net Earnings Per Share Before Extraordinary Items and
     Cumulative Effect of a Change in Accounting Principle
        Basic                                                        $     .86           $    .70
                                                                     =========           ========
        Diluted                                                      $     .84           $    .68
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

                                                                   39 WEEKS           39 WEEKS
                                                                     ENDED              ENDED
                                                                JANUARY 30, 1999   JANUARY 31, 1998
Revenues                                                            $ 467,637          $428,222
                                                                    =========          ========
Earnings from Operations                                            $  49,999          $ 41,848
                                                                    =========          ========
Net Earnings Before Extraordinary Items and Cumulative
     Effect of  a Change in Accounting Principle                    $  23,327          $ 19,586
                                                                    =========          ========
Net Earnings Per Share Before Extraordinary Items and
     Cumulative Effect of a Change in Accounting Principle
        Basic                                                       $     .86          $    .70
                                                                    =========          ========
        Diluted                                                     $     .84          $    .68
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



                                 SHOREWOOD PACKAGING CORPORATION
                                                      (Registrant)



                                by: \s\ Howard M. Liebman
                                    -------------------------------------
                                    Howard M. Liebman
                                    President and Chief Financial Officer

Dated:  July 23, 1999