Form 10-Q/A
period 1998-10-31
SHOREWOOD PACKAGING CORP
filed 1999-07-30
CIK 800266

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                          AMENDMENT NO. 2 TO FORM 10-Q

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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                  13 WEEKS        13 WEEKS
                                                                    ENDED           ENDED
                                                                 OCTOBER 31,     NOVEMBER 1,
                                                                    1998            1997
                                                                  ---------       ---------
Net Sales                                                         $ 145,378       $ 114,828
                                                                  ---------       ---------

Costs and Expenses:
     Cost of Sales                                                  110,153          87,427
     Selling, General and Administrative                             16,440          11,888
                                                                  ---------       ---------

Earnings from Operations                                             18,785          15,513

Other Income, net                                                       468             147

Interest Expense                                                     (3,005)         (1,854)
                                                                  ---------       ---------

Earnings Before Provision for Income Taxes and Extraordinary
   Item                                                              16,248          13,806

Provision for Income Taxes                                            6,338           5,246
                                                                  ---------       ---------

Earnings Before Extraordinary Item                                    9,910           8,560

Extraordinary Item, net of Income Tax Benefit of $177                  (277)           --
                                                                  ---------       ---------

Net Earnings                                                      $   9,633       $   8,560
                                                                  =========       =========

EARNINGS PER SHARE INFORMATION:
BASIC
     Earnings Before Extraordinary Item                           $     .37       $     .32

     Extraordinary Item                                               (0.01)           --
                                                                  ---------       ---------

     Net Earnings Per Common Share                                $     .36       $     .32
                                                                  =========       =========

DILUTED
     Earnings Before Extraordinary Item                           $     .37       $     .31

     Extraordinary Item                                               (0.01)           --
                                                                  ---------       ---------

     Net Earnings Per Common Share                                $     .36       $     .31
                                                                  =========       =========

WEIGHTED AVERAGE SHARES OUTSTANDING
     BASIC                                                           26,451          27,132
                                                                  =========       =========

     DILUTED                                                         27,112          27,888
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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)

                                                                26 WEEKS       26 WEEKS
                                                                  ENDED          ENDED
                                                               OCTOBER 31,    NOVEMBER 1,
                                                                  1998           1997
                                                                ---------      --------
Revenues                                                        $ 326,240      $296,358
                                                                =========      ========
Earnings from Operations                                        $  35,024      $ 30,428
                                                                =========      ========
Net Earnings Before Extraordinary Items and Cumulative
     Effect of  a Change in Accounting Principle                $  16,902      $ 14,602
                                                                =========      ========
Net Earnings Per Share Before Extraordinary Items and
     Cumulative Effect of a Change in Accounting Principle
        Basic                                                   $     .62      $    .52
                                                                =========      ========
        Diluted                                                 $     .61      $    .51
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
                                                                            ========         ========

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)

7.       COMMITMENTS AND CONTINGENCIES

a.       Treasury Stock

The Company's Board of Directors has authorized the purchase of the Company's common stock as follows:

                DATE OF AUTHORIZATION             AUTHORIZED SHARES
                ---------------------             -----------------
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

                                                                   26 WEEKS              26 WEEKS
                                                                     ENDED                 ENDED
                                                               OCTOBER 31, 1998      NOVEMBER 1, 1997
Revenues                                                          $ 326,240              $296,358
                                                                  =========              ========
Earnings from Operations                                          $  35,024              $ 30,428
                                                                  =========              ========
Net Earnings Before Extraordinary Items and Cumulative
     Effect of  a Change in Accounting Principle                  $  16,902              $ 14,602
                                                                  =========              ========
Net Earnings Per Share Before Extraordinary Items and
     Cumulative Effect of a Change in Accounting Principle
        Basic                                                     $     .62              $    .52
                                                                  =========              ========
        Diluted                                                   $     .61              $    .51
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

The Company's Board of Directors has authorized the purchase of the Company's common stock as follows:

                DATE OF AUTHORIZATION                  AUTHORIZED SHARES
                ---------------------                  -----------------
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
                   --------------------- ------------------- ----------------

Item 5   OTHER INFORMATION

         None

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         10.117 -- Purchase and Sale Agreement among SPC (Bermuda) Ltd., SPC Asia Ltd. and Westvaco Worldwide Distribution SA, dated as of October 16, 1998 in connection with the sale of an interest in the Company's China Facility. *

         10.118 -- Second Amended and Restated Credit Agreement dated as of October 29, 1998, among Shorewood Packaging Corporation, Shorewood Corporation of Canada Limited, Nationsbank, N.A., Nationsbank Montgomery Securities, LLC, The Bank of Nova Scotia, The Chase Manhattan Bank, The Bank of New York, First Union National Bank, Societe Generale, ABN AMRO Bank N.V. and Fleet Bank, N.A.

         10.119 -- Employment Agreement between Shorewood Packaging Corporation and Leonard Verebay dated as of October 30, 1998 *

         10.120 -- Employment Agreement between Shorewood Packaging Corporation and Eric Kaltman dated as of October 30, 1998 *

         10.121 -- Stockholders and Registration Rights Agreement between Shorewood Packaging Corporation, Leonard Verebay and Eric Kaltman dated as of October 30, 1998 *

         10.122 -- License Agreement dated as of October 30, 1998 between Shorewood Packaging Corporation and Queens Group, Inc. *

         *   Filed previously

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