Form 10-K
period 1999-05-01
SHOREWOOD PACKAGING CORP
filed 1999-07-30
CIK 800266

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended May 1, 1999

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

                      YES     |X|               NO       |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

As of July 1, 1999, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $221.8 million. (This figure was computed on the basis of the average of the high and low selling prices for the Registrant's common stock on July 1, 1999). Non-affiliates include all shareholders of Registrant other than executive officers, directors and 5% shareholders of the Registrant. As of July 1, 1999, there were 27,561,427 shares of the Registrants common stock, $.01 par value per share, issued and outstanding.

The information required in Part III of this Form 10-K is incorporated by reference from the Registrant's definitive proxy statement for the September 22, 1999 annual meeting of stockholders.

The Exhibit Index is located on Page 47.                        Total Pages:  49

                                     PART I

ITEM 1.  BUSINESS

Shorewood Packaging Corporation and its subsidiaries (collectively, "Shorewood" or the "Company") print and manufacture high quality paperboard packaging for the cosmetics, home video, music, software, tobacco, toiletries and general consumer markets in the United States, Canada and China. Shorewood was incorporated in November 1967. The Company's principal executive offices are located at 277 Park Avenue, New York, New York 10172-3000 and its telephone number is (212) 371-1500.

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

PACKAGING PRODUCTS

The Company produces high quality specialized packaging, principally folding cartons and set up boxes, for its customers in the United States, Canada and China that require sophisticated precision graphic packaging for their products, including customers in the home entertainment industry, the tobacco industry, the software industry, the personal care, cosmetic and toiletries industries and in consumer markets such as the food, liquor, film, hosiery, consumer electronics and pharmaceutical industries.

The Company is a principal supplier of printed packaging products for the tobacco industry, producing the hard flip-top cigarette packages as well as the traditional slide and shell packages. These products are used to package many of the leading tobacco brands including those ultimately sold in non-United States markets. The Company believes that it is the primary carton supplier to the Canadian tobacco industry and a leading manufacturer of paperboard packaging for the tobacco industry in the United States. See "Tobacco Industry". In the 52 week period ended May 1, 1999 ("fiscal 1999"), Philip Morris, one of Shorewood's tobacco industry customers, accounted for approximately 22% of the Company's consolidated net sales. Although Shorewood believes that its relationships with these customers are excellent, there can be no assurance that their packaging requirements in the future will continue at the same levels as in fiscal 1999.

For its music and home entertainment industry customers, the Company manufactures compact disc packaging (including folders, booklets and liners), prerecorded cassette packaging (including folders and sleeves), and other printed material and paperboard packaging for all video formats (including DVD, VHS and laser discs). The Company's music industry customers include many of the major music production and distribution companies in the United States. The Company has long standing relationships with many of these companies and in certain cases also has agreements, typically for five or six year terms, to supply their packaging products.

The Company is a supplier of paperboard packaging for the cosmetics and toiletries industry and also produces a wide range of consumer packaging products. Additionally, the Company manufactures and provides rigid set-up boxes, principally for customers in the cosmetics and entertainment industries. Although Shorewood believes that its relationships with these customers are excellent, there can be no assurance that their packaging requirements in the future will continue at the same levels as in fiscal 1999.

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

Through the acquisition of Queens Group, the Company is now the exclusive licensed supplier of the patented Q-Pack(R), a CD packaging alternative to the traditional plastic jewel box which autoloads on standard equipment. The Q-Pack is a premium package which is being used by an increasing customer base of marketers of music, children's interactive games, CD-ROM computer software, movies and other optical disc products. Made of high-impact polystyrene plastic and paperboard, the Q-Pack is durable, reducing the broken hinges and cracked cases of the traditional plastic jewel box. It is available in both standard and custom-colored plastic.

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

MARKETING AND SALES

The Company's sales result primarily from direct solicitation by certain members of the Company's senior management and 77 sales people, 61 of whom are in the United States, 12 of whom are in Canada, and 4 of whom are in China.

The Company's marketing and sales efforts emphasize the Company's ability to print high quality specialized packaging in a timely manner by utilizing the Company's state-of-the-art manufacturing systems. The Company and its design and packaging development staff are frequently consulted by customers for assistance in developing new and alternative packaging concepts. Shorewood has also assisted its customers in the development and acquisition of automated packaging equipment which can use the Company's new packaging products. The Company actively supports the sales effort with a marketing team that is responsible for researching market trends as well as developing sales promotional materials which spotlight the Company's manufacturing capabilities within specific targeted markets. The Company's ability to meet the rapid delivery requirements of its customers has enhanced its competitive position with consumer products companies.

In addition to sales activities conducted from its manufacturing plants, the Company has sales offices in New York, New York; Los Angeles and Redwood City, California; Chicago, Illinois; Charlotte and Cornelius, North Carolina; Fairfield, Connecticut; Fort Lauderdale, Florida; Richmond, Virginia; and Montreal, Canada.

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

EMPLOYEES

At May 1, 1999, the Company employed approximately 3,800 employees, of which approximately 2,600 individuals were located in the United States, approximately 1,100 individuals were located in Canada and approximately 100 individuals were located in China.

Approximately 23% of the Companies employees are represented by unions covering manufacturing personnel in Andalusia, Alabama; Waterbury, Connecticut; Indianapolis, Indiana; Edison, New Jersey; Smiths Falls, Ontario Canada; and Toronto (the Shorewood Carton facility only), Ontario Canada . Collective bargaining contracts are negotiated on an individual plant or union local basis. The Company's collective bargaining agreements expire at various times from calendar 1999 to calendar 2001. The Company considers its labor relations to be satisfactory and it has not experienced any significant work stoppages in its operating history.

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

ACQUISITIONS AND INVESTMENTS

In October 1998, the Company purchased substantially all of the assets and assumed substantially all of the liabilities of Queens Group, Inc. ("Queens") for a purchase price of $129.5 million comprised of approximately $113.7 million in cash including the assumption of debt, and 1.0 million shares of Company common stock plus transaction expenses. Simultaneously with the closing of the transaction, the Company repaid all outstanding bank debt of Queens, approximating $19.0 million. Queens was engaged in the manufacture of value added printed packaging primarily for the home entertainment industry. The transaction was financed through a new credit facility.

The Company has completed building a state-of-the-art manufacturing facility in the city of Guangzhou, China (the "China Facility"), which commenced operations in the third quarter of fiscal 1999. Through May 1, 1999, the Company has invested approximately $40 million representing costs associated with the lease of the related land, construction of the manufacturing facility, purchase of the necessary machinery and equipment and other expenses associated with the start-up of the facility. The Company has financed the China Facility with funds generated from operations as well as the existing credit facility. The facility in China is capable of manufacturing both gravure and lithographic printed product, and will have essentially the same capabilities as the Company's North American facilities. The Company expects that the global sourcing needs of its customers will result in many existing customers becoming customers of the China facility. In addition, the Company expects to produce product for Chinese customers. The Company expects to source the majority of its raw material from existing suppliers.

On October 28, 1998, the Company entered into a definitive agreement with Westvaco Corporation to sell to Westvaco a 45% minority interest in its China Facility. Westvaco is a major producer of paper, paperboard, envelopes, packaging and specialty chemicals, with manufacturing facilities in the United States, Brazil and the Czech Republic. The final agreement provided for Westvaco to pay Shorewood, in cash, 45% of the total costs incurred to date related to the China Facility plus an additional $5.0 million. Day-to-day management control of the operation will remain with the Company; however, Shorewood will work closely with Westvaco on marketing programs and new product development. In addition, Westvaco will participate in, among other things, decisions regarding significant acquisitions, divestitures, and expansion through the sale of equity to third parties.

In the fourth quarter of fiscal 1999 the transaction with Westvaco was consummated and the Company received proceeds of approximately $22.7 million, resulting in a gain of approximately $7.6 million.

TOBACCO INDUSTRY

The Company is a principal supplier of printed packaging products for the tobacco industry in North America. A number of factors have recently weakened the North American tobacco market, which could adversely affect the Company's performance. These factors include the effects of ongoing litigation against the tobacco companies, a recent settlement by the tobacco industry with various states which, among other things, limits marketing and advertising of tobacco products (see discussion below), a gradual decrease in consumption, cigarette taxes in effect or under consideration, and a generally hostile legislative and regulatory climate in the Unites States and Canada. These factors have a much greater impact on the North American market than in the export market, where the a significant percentage of the Company's tobacco related products are sold.

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

In November, 1998, the major tobacco companies (including customers of the Company) announced they had entered into a comprehensive settlement with the attorneys general from many states (the "Settlement"). Tobacco companies have been the targets of law suits by approximately 40 states wherein the states sought to recover the medical expenses incurred by them in treating their residents for the effects of tobacco related illnesses. The claims, in the aggregate exceeded $50 billion. The settlement puts severe restrictions on the marketing and advertising of tobacco products. The tobacco companies would also be required to fund ongoing research and smoking prevention plans and education programs. Funding for these efforts can be expected to increase the cost of tobacco products. As prices increase, consumption of these products can be expected to decline even further. Underage smoking has been made the focus of many of the preventative measures and restrictions. In return, the tobacco companies limited their financial exposure to state medical expense reimbursement claims and received assurances that sales of tobacco products to adults would remain legal.

Tobacco companies remain at risk for among other things, claims by individuals, the Federal government, foreign individuals and governments and private insurance plans and for increases in taxes.

The potential impact of the Settlement and ongoing claims on the tobacco companies and the Company are unclear at this time. They are, however, indicative of a politically hostile environment. No portion of the Settlement or claims are directed at the packaging products manufactured by the Company. Moreover, the Settlement only affects marketing and sales of tobacco products in the United States. Marketing and sales of tobacco products in foreign countries would be unaffected by the Settlement, however other countries have adopted or are considering adopting, similar measures.

Domestic consumption of cigarettes has been declining in recent years and these declines can be expected to continue at the same or a more rapid pace as the impact of the marketing restrictions, higher taxes and higher prices for cigarettes is felt. As domestic consumption declines the Company can only maintain it sales levels in this segment by increasing its market share. Should the Company's market share remain unchanged or decline, it can be expected that the Company's revenues will be adversely affected, although it can not be predicted what the exact impact will be.

In addition, much of the Company's tobacco packaging is used in products that are ultimately sold in the export market. Some of the Company's customer's products are sold in the Asian market. Recent currency devaluations in that region have resulted in decreased sales for the products sold by some of the Company's customers, resulting in corresponding reduction of sales of related Company product. Although the Company believes that sales of these related products will return to previous growth trends, there can be no assurance that this will be the case, or that future currency fluctuations will not have an adverse impact on the Company's operations.

YEAR 2000

State of Readiness
------------------
Independent of Year 2000 concerns, the Company has been focused on replacing and/or upgrading all of its primary information systems, a project which began in fiscal 1996. By eliminating the Company's legacy systems and replacing them with an integrated system of modern information applications, the Company expects to benefit both by enhancing business capabilities generally and concurrently eliminating Year 2000 problems. This project is expected to be completed by the end of calendar 1999.

To specifically address Year 2000 issues and to identify and eliminate Year 2000 problems throughout its operations, the Company has implemented a structured program encompassing both information and non-information technology systems. This program includes an internal review of all computer hardware and software, whether used directly to support business and manufacturing processes or embedded in components of machinery and other equipment, and a thorough review of third party relationships.

With regard to its internal business systems, the Company has been preparing for Year 2000 since mid-1997. As of May 1, 1999, the Company's assessment is that a significant proportion of information systems and applications have been rendered Year 2000 ready. Although the percentages of this work completed vary across the Company's operations, the Company plans to complete the process of making all its significant internal information systems Year 2000 ready by November 1999.

As to third party issues, the Company has contacted key suppliers whose noncompliance, either individually or cumulatively, could materially impact the Company's business. Those suppliers who have responded indicate that they will address Year 2000 issues in a timely manner. The Company is following up with suppliers who have not responded. The Company is also soliciting and reviewing on an ongoing basis Year 2000 disclosures of customers having similar significance to the Company's business. The Company cannot provide assurance that the Year 2000 compliance plans of its suppliers and customers will be successfully completed in a timely manner.

Program Costs
-------------

As at May 1, 1999, cumulative Year 2000 program costs are estimated to be less than $1 million. This estimate includes internal costs (i.e., related payroll and required downtime) and external costs (i.e., hiring outside consultants to assist in compliance efforts). Year 2000 program costs do not include the cost of major new business system implementations scheduled prior to or independently from the Company's specific Year 2000 compliance efforts described herein. Estimated costs would have been substantially greater but for the fact that recent modernization of many of the Company's business systems discussed above involved the replacement of legacy software with new software which is Year 2000 compliant. The Year 2000 program costs have been funded by operating cash flow and expensed as incurred. The Company does not expect a material adverse impact on its long-term results of operations, liquidity or financial position as a result of Year 2000 program costs. Cost estimates may be refined as technical assessment, remediation and testing continue and as compliance status information becomes available from third-party business associates.

Risks
-----

As a result of the steps detailed above, the Company does not anticipate that Year 2000 issues will cause material problems for the Company, or will disrupt business or result in a decline in earnings. However, if the Company, its customers and suppliers are unable to adequately resolve Year 2000 issues, the most likely worst case scenario includes a temporary slowdown or abrupt stoppage of operations at one or more of the Company's facilities due to the failure of one or more critical process control elements or business systems. Such failures could result in interruptions in manufacturing, safety or environmental systems; or a temporary inability to receive raw materials, ship finished products, or process orders and invoices. Although not anticipated at this time, if such or similar scenarios were to occur, they could, depending on their duration, have a material impact on the Company's results of operations and financial position. Such theoretical consequences are of a kind and magnitude generally shared with other manufacturing companies. Assuming the successful completion of its Year 2000 program in a timely manner, the Company expects that any Year 2000 disruptions which may occur will be minor and not material to its business.

Contingency Plans
-----------------

Contingency plans for business and process control systems began to be implemented in April 1999. Such plans include the identification of alternate suppliers; coordination with and support of customers to encourage placement of orders and subsequent delivery of products in late 1999 rather than in early 2000; accumulation of raw material inventory; identification of manual alternatives; and identification and implementation of alternative communication methods. Contingency plans will continue to be reassessed and refined as additional information becomes available.

FORWARD LOOKING STATEMENTS

Certain statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Legal Proceedings," "Business," and elsewhere in this Form 10-K, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by their inclusion of phrases such as "the Company anticipates," "the Company believes" and other phrases of similar meaning. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: general economic and business conditions; competition; political changes in domestic and international markets; raw material and other operating costs; costs of capital equipment; changes in foreign currency exchange rates; changes in business strategy or expansion plans; the results of continuing environmental compliance testing and monitoring; quality of management; availability, terms, and development of capital; fluctuating interest rates; and other factors referenced in this Form 10-K.

ITEM 2.  PROPERTIES

The Company owns offices and manufacturing facilities as follows, representing an aggregate of approximately 1.6 million square feet of office and manufacturing space:

LaGrange, Georgia                     Andalusia, Alabama
Roanoke, Virginia                     Springfield, Oregon
Danville, Virginia                    Williamsburg , Virginia
Edison, New Jersey                    Louisville, Kentucky
Stanley, North Carolina               Weaverville, North Carolina
Smiths Falls, Ontario                 Brockville, Ontario
Scarborough, Ontario                  Guangzhou, China


The Company has a 50 year lease for land in the Peoples Republic of China in the city of Guangzhou, in Guandong Province. The China Facility contains approximately 125,000 square feet of manufacturing space. Guangzhou is in Southeastern China, approximately 120 miles from Hong Kong.

The Company also leases office, manufacturing and warehousing facilities at the following locations with leases that expire at various times ending in the year 2010, at an annual aggregate net rental cost of approximately $3.2 million for a total of approximately 900 thousand square feet:

New York, New York                    Farmingdale, New York
Fairfield, Connecticut                Waterbury, Connecticut
Watertown, Connecticut                Redwood City, California
Hauppauge, New York                   Los Angeles, California
Montreal, Canada                      Brockville, Ontario
LaGrange , Georgia                    Toronto, Ontario
Charlotte, North Carolina             Chicago, Illinois
Cornelius, North Carolina             Indianapolis, Indiana

ITEM 3. LEGAL PROCEEDINGS

The Company is not presently a party to any material litigation. On a continuing basis, the Company monitors its compliance with applicable environmental laws and regulations. As part of this process, the Company cooperates with appropriate governmental authorities to perform any necessary testing and compliance procedures. The Company is not aware of any environmental compliance proceeding that will have a material effect on its consolidated financial statements. During 1999, 1998 and 1997 the Company has been involved, at various locations, in the correction of certain violations of applicable environmental laws, rules or regulations.

Amounts paid during fiscal 1999, fiscal 1998 and fiscal 1997 involving governmental authorities relating to Federal, State or local provisions regulating the discharge of materials into the environment were not material and aggregated less than $200,000.

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

                                                         High             Low
Fiscal 1999
    First Quarter                                       $ 16.19          $13.00
    Second Quarter                                        16.38           12.13
    Third Quarter                                         20.63           13.13
    Fourth Quarter                                        19.94           16.56

Fiscal 1998
    First Quarter                                       $ 15.33          $11.92
    Second Quarter                                        17.67           12.92
    Third Quarter                                         18.58           15.17
    Fourth Quarter                                        18.92           15.75

The last sale price of the Company's Common Stock on July 1, 1999 was $18.06.

The Company's Board of Directors has authorized the purchase of the Company's common stock as follows:

                DATE OF AUTHORIZATION                 AUTHORIZED SHARES
                     January 1993                        3.0 million
                    December 1995                        3.0 million
                      April 1997                         1.86 million

Shares are authorized for purchase from time to time in the open market, subject to the terms of the Company's credit facility. As of May 1, 1999, 1.6 million shares remain authorized for purchase.

(b) Holders. There were 237 record holders of the Company's Common Stock as of July 1, 1999. The Company believes that, as of such date, there were in excess of 1,000 beneficial holders of the Company's Common Stock, including those stockholders whose shares were held of record by certain depository companies.

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

The Company's senior term notes and long-term revolver agreement limits the amount of retained earnings available for the payment of dividends (other than dividends payable in the Company's Common Stock). At May 1, 1999, there was approximately $37.8 million of retained earnings available for the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial information set forth below for and as of the fiscal year ended May 1, 1999 and for and as of the end of each of the four preceding fiscal years is derived from, and qualified by reference to, the audited consolidated financial statements of Shorewood Packaging Corporation and subsidiaries. The report of Deloitte & Touche LLP, independent auditors, on the consolidated financial statements as of May 1, 1999 and May 2, 1998 and for the 52 week period ended May 1, 1999, the 52 week period ended May 2, 1998 and the 53 week period ended May 3, 1997 is included elsewhere herein. There were no cash dividends paid on the Company's Common Stock in any of the periods indicated below.

                             SUMMARY FINANCIAL DATA
                    (In thousands, except per share amounts)

                                                                                 52 WEEK PERIOD ENDED

                                                         MAY 1,           MAY 2,         MAY 3,        APRIL 27,          APRIL 29,
                                                         1999              1998          1997(1)         1996               1995
                                                     -----------        ----------     ----------      ----------        ----------
INCOME STATEMENT DATA (2)
Continuing Operations
   Net sales                                           $ 552,194        $ 415,386       $ 425,312        $ 387,845        $ 351,361

   Gross profit                                          131,870           95,658          94,522           84,211           82,807

   Selling, general and administrative expenses           71,311           46,410          46,289           42,263           37,635

   Write-down of equipment                                 3,500             --              --               --               --

   Earnings from operations                               57,059           49,248          48,233           41,948           45,172

   Other income, net                                       1,149              743             795              571              (10)

   Gain on the sale of minority interest                   7,613             --              --               --               --

   Interest expense                                       13,405            7,649           8,861            8,293            8,979

   Earnings before provision for income taxes,
     minority interest, extraordinary item and
     cumulative effect of a change in accounting
     principle                                            52,416           42,342          40,167           34,226           36,183

   Provision for income taxes                             18,975           16,047          15,222           12,972           13,685

   Earnings before minority interest,
     extraordinary item and cumulative effect of
     a change in accounting  principle                    33,441           26,295          24,945           21,254           22,498

   Minority interest                                         903             --              --               --               --

   Earnings before extraordinary item and
     cumulative effect of a change in accounting
     principle                                            34,344           26,295          24,945           21,254           22,498

Discontinued operations                                     --               --            (1,187)             115               11

Extraordinary item                                          (277)            --              (336)          (1,365)            --

Cumulative effect of a change in accounting
  principle                                               (3,040)            --              --               --               --

Net earnings                                              31,027           26,295          23,422           20,004           22,509

BASIC EARNINGS PER SHARE INFORMATION:
   Earnings from continuing operations before
     extraordinary item and cumulative effect
     of a change in accounting principle per
     common share                                          1.28              .97             .91              .75              .80

   Net earnings per common share
                                                            1.16              .97             .85              .71              .80
DILUTED EARNINGS PER SHARE INFORMATION:
   Earnings from continuing operations before
    extraordinary item and cumulative effect
    of a change in accounting principle per
    common share                                            1.25              .95             .89              .73              .78

   Net earnings per common share                            1.13              .95             .83              .69              .78

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING
     BASIC                                                26,759           27,057          27,402           28,323           28,015

     DILUTED                                              27,553           27,723          28,070           29,160           28,971



                                                              MAY 1,         MAY 2,          MAY 3,       APRIL 27,       APRIL 29,
                                                              1999            1998            1997           1996            1995
                                                          -----------     ----------       ----------     ----------      ----------
BALANCE SHEET DATA
Working capital                                             $ 23,507        $ 30,992        $ 41,665        $ 30,789        $ 31,948
Property, plant and equipment                                243,448         200,293         156,156         153,079         129,153
Total assets                                                 515,463         325,984         277,878         275,914         245,264
Short-term debt                                               20,000          15,000          15,000          24,000          21,394

Long-term debt excluding current maturities                  227,712         126,437         106,856         122,588          99,793
Stockholders' equity                                         146,472         109,797          96,356          71,436          67,409

(1)      53 week period

(2) The operations of Transport have been reflected as discontinued operations for the period ended May 3, 1997 and for all prior periods

ITEM 7. MANAGEMENT'S' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's fiscal year ends on the Saturday closest to April 30. Fiscal 1999 was a 52 week year ended May 1, 1999. Fiscal 1998 was a 52 week year ended May 2, 1998. Fiscal 1997 was a 53 week year ended May 3, 1997.

In connection with the acquisition of the Queens Group described below, the Company performed a corporate wide strategic review of its machinery and equipment. As a result of that review it was determined that the Company would dispose of certain machinery and equipment that was not acquired as part of the Queens acquisition. Included in fixed assets are assets held for sale of approximately $4.3 million which when disposed of will result in a loss of approximately $3.5 million (which was recognized in the fourth quarter of fiscal
1999).

In December 1998, the Company completed its manufacturing facility in Guangzhou, China (the "China Facility"). Prior to fiscal 1999, certain costs associated with the build-out of the China Facility had been capitalized as start-up costs. On May 3, 1998, the Company adopted Statement of Position Number 98-5, "Reporting on the Costs of Start-Up Activities" and expensed previously capitalized start-up costs as a cumulative effect of a change in accounting principle. Since May 3, 1998, all costs associated with the continuation of the start-up of and commencement of operations of the China Facility have been reflected in the results of operations of the Company.

On October 28, 1998, the Company entered into a definitive agreement with Westvaco Corporation to sell to Westvaco a 45% minority interest in its China Facility. The final agreement provided for Westvaco to pay Shorewood in cash, 45% of the total costs incurred to date related to the China Facility plus an additional $5.0 million. In the fourth quarter of fiscal 1999 the transaction with Westvaco was consummated and the Company received proceeds of approximately $22.7 million, resulting in a gain of approximately $7.6 million.

In October 1998, the Company purchased substantially all of the assets and assumed substantially all of the liabilities of Queens Group, Inc. ("Queens"). Queens operations are reflected in the results of operations for the 52 weeks ended May 1, 1999 since the date of acquisition.

RESULTS OF OPERATIONS

Net Sales
---------

Net sales for the 52 week period ended May 1, 1999 were $552.2 million compared to net sales of $415.4 million for the corresponding prior period, an increase of 32.9%. The increase in sales is primarily attributable to increased demand for services combined with the acquisition of Queens. Queens facilities produce many of the same packaging products as other facilities of the Company. Simultaneously, with the acquisition of Queens, the Company began optimizing the point of production; therefore it is impossible to identify an amount of sales related to the former "Queens business." However, the sales value of production at former Queens facilities approximated $96.1 million for the fiscal year ended May 1, 1999. In addition to the sales increase related to the former Queens facilities, the Company experienced increases in the sales in the home entertainment and the tobacco industries. Tobacco industry increases are due to the Company having been awarded increased market share during the year.

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

Cost of Sales
-------------

Cost of sales as a percentage of sales for the 52 weeks ended May 1, 1999 were 76.1% as compared to 77.0% for the 52 weeks ended May 2, 1998. The decrease in cost of sales as a percentage of sales is primarily attributable to increased sales from the acquisition of Queens, whose sales had a favorable margin when compared to consolidated margins, favorable product mix, and favorable absorption of fixed overhead costs as a result of higher sales volume. These decreases were partially offset by losses on initial sales from its facility in China.

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

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses (including the amortization of excess cost over the fair value of net assets acquired) as a percentage of sales for the 52 weeks ended May 1, 1999 were 12.9% as compared to 11.2% for the 52 weeks ended May 2, 1998. Included in selling, general and administrative expenses in fiscal 1999 were approximately $3.6 million of costs relating to the China Facility. Selling, general and administrative expenses as a percentage of sales for the former Queens facilities are greater than that of existing Shorewood facilities.

Selling, general and administrative expenses as a percentage of sales for the 52 weeks ended May 2, 1998 were 11.2% as compared to 10.9% for the 53 weeks ended May 3, 1997. The increase in selling, general and administrative expenses as a percentage of sales is largely due to the flat sales described above and the Company's continued development of corporate-wide shared services.

The Company anticipates that the China Facility will continue to have a negative impact on the Company's overall operating margins during the early stages of its growth during fiscal 2000.

Other Income, net
-----------------

Other income, net, for the 52 weeks ended May 1, 1999 includes investment income of $1.9 million, offset by the losses on the disposal of fixed assets of $629 thousand and foreign exchange losses of $140 thousand. Included in the investment income is the gain, net of related costs, of approximately $1.2 million on the sale of shares of the Field Group plc ("Field"). Field is a specialty packaging group based in Great Britain. The Company had purchased shares in Field prior to making what was an unsuccessful bid to acquire their business. The Company sold the shares during the fourth quarter when it decided not to increase its offer after Field had received a higher offer from another company.

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

The Company's exposure to foreign exchange transaction gains or losses relate to the Company's Canadian facilities which have U.S. dollar denominated net assets. The Company believes that fluctuations in foreign exchange rates will not have a material impact on the operations or liquidity of the Company, based upon current and historical levels of working capital at the Canadian facilities. Recently, several Asian currencies have experienced weaknesses which had the impact of reducing some demand for Company products produced in North America intended for ultimate use in export markets. The recent investments in the China Facility expose the Company to foreign exchange risks related to the Renminbi ("Rmb"). At May 1, 1999, the impact of a hypothetical 10% adverse change in exchange rates of both the Canadian dollar and the Rmb would result in an approximate $9 million reduction in the net assets of the Company's investment in its foreign subsidiaries (through the cumulative translation adjustment account and other comprehensive income). In addition, net operating results (whether losses or profits) would be reduced. Exposure to foreign exchange transaction gains or losses in China is expected to be minimal as the Company expects to make purchases and sales in both Rmb and the US dollar, and settlement periods on both accounts receivable and accounts payable are expected to be short.

Interest Expense
----------------

Interest expense for the 52 week period ended May 1, 1999 was $13.4 million as compared to $7.6 million, for the 52 week period ended May 2, 1998. The increase in interest costs for the 52 week period as compared to the prior year is primarily attributable to increased borrowings related to financing the acquisition of Queens and increased borrowings relating to the China Facility. Capitalized interest for the year ended May 1, 1999 was $1.9 million. Capitalized interest for the year ended May 2, 1998 was $1.9 million. The Company anticipates that the amount of interest to be capitalized in fiscal 2000 will be substantially lower due to the completion of the China Facility.

The Company uses interest rate derivatives to manage its exposure to fluctuating interest rates. These transactions effectively change a portion of the Company's interest rate exposure from a floating-rate to a fixed-rate basis. The Company's interest rate derivatives are generally structured for the Company to pay a fixed rate and receive a floating rate based on LIBOR, as determined in three-month intervals.

In July 1997, the Company entered into a reversion swap agreement relating to $50.0 million of borrowings under the credit facility. Under the agreement, the Company pays a fixed rate of 5.73% and receives a floating rate based upon LIBOR, as determined in three month intervals. This agreement terminates in April 2002. After the first year, however, the fixed rate reverts back to floating for any three month period during which the LIBOR rate exceeds 6.625%. The rate reverts back to the fixed rate of 5.73% for any subsequent period for which the LIBOR rate drops below 6.625%. The fair value of the reversion swap represents a liability of approximately $610 thousand at May 1, 1999.

In addition to the July 1997 swap agreement described above, the Company has the following swap agreements outstanding at May 1, 1999:

NOTIONAL AMOUNT                  EXPIRING                    LIBOR RATE     APPROXIMATE ASSET (LIABILITY)
---------------                  --------                    ----------     -----------------------------

$100.0 million                  October 2000                     4.84%               $ 680,000
$35.0 million                   May 2000                         5.74%               $(250,000)
$50.0 million                   August 1999                      5.46%               $(110,000)

On June 16, 1998, the Financial Accounting Standards Board adopted Statement on Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Adoption of SFAS No. 133 is not required at this time. In July 1999, the Financial Accounting Standards Board adopted SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133 -- an amendment of SFAS No. 133." SFAS 137 defers the effective date of SFAS 133 until June 15, 2000. The adoption of SFAS No. 133 and SFAS No. 137 are not expected to have a material impact on the Company's financial statements.

The Company has used, and may continue to use, interest rate swaps and caps to manage its exposure to fluctuating interest rates under its debt agreements.

Income Taxes
------------

The effective income tax rate for the 52 week period ended May 1, 1999 was 36.2% as compared to 37.9% for the 52 week period ended May 2, 1998 and the 53 week period ended May 3, 1997. These rates reflect a blend of domestic and foreign taxes. The decrease from the prior year is primarily related to savings derived from the establishment of a Foreign Sales Corporation, plus reduced state income taxes, offset by the lack of tax benefits on certain foreign losses.

China Facility / Minority Interest
----------------------------------

The Company has completed building a state-of-the-art manufacturing facility in the city of Guangzhou, China (the "China Facility"), which commenced operations in the third quarter of fiscal 1999. Through May 1, 1999, the Company has invested approximately $40 million representing costs associated with the lease of the related land, construction of the manufacturing facility, purchase of the necessary machinery and equipment and other expenses associated with the start-up of the facility.

In connection with the start-up of the facility, the Company incurred and capitalized certain start-up costs aggregating approximately $3.0 million through May 2, 1998. On April 3, 1998, Statement of Position Number 98-5, "Reporting on the Costs of Start-Up Activities" was issued by the American Institute of Certified Public Accountants, which requires the expensing of the start-up costs when incurred. Although adoption is not required until fiscal 2000, the Company adopted this Statement of Position on the first day of fiscal 1999. Accordingly, the Company recorded a $3.0 million pre-tax charge in its first quarter of fiscal 1999 as a cumulative effect of a change in accounting principle. This pre-tax charge has not been offset by a corresponding tax benefit as these expenses relate to the China Facility which will enjoy a tax holiday for its first three years of profitable operation. The Company will not report the tax benefits until realized. Included in net earnings for the 52 week period ended May 1, 1999 were losses of approximately $3.7 million (of which approximately $3.6 million, is included in selling, general and administrative expenses) relating to costs incurred for the China Facility.

On October 28, 1998, the Company entered into a definitive agreement with Westvaco Corporation to sell to Westvaco a 45% minority interest in its China Facility. Westvaco is a major producer of paper, paperboard, envelopes, packaging and specialty chemicals, with manufacturing facilities in the United States, Brazil and the Czech Republic. The final agreement provided for Westvaco to pay Shorewood, in cash, 45% of the total costs incurred to date related to the China Facility plus an additional $5.0 million. Day-to-day management control of the operation will remain with the Company; however, Shorewood will work closely with Westvaco on marketing programs and new product development. In addition, Westvaco will participate in, among other things, decisions regarding significant acquisitions, divestitures, and expansion through the sale of equity to third parties.

In the fourth quarter of fiscal 1999 the transaction with Westvaco was consummated and the Company received proceeds of approximately $22.7 million, resulting in a gain of approximately $7.6 million.

Extraordinary Items
-------------------

In connection with the refinancing in fiscal 1999, the Company recorded a net of tax extraordinary charge of approximately $277 thousand representing the write-off of previously deferred finance costs incurred in connection with the former credit facility.

In connection with the establishment of a new credit facility in the fourth quarter of 1997, the Company recorded a net of tax extraordinary charge of approximately $336 thousand representing the write-off of previously deferred finance costs incurred in connection with the former facility.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at May 1, 1999 were $11.8 million as compared to $7.3 million at May 2, 1998, and working capital was $23.5 million as compared to $31.0 million as of the same dates respectively. The current ratio at May 1, 1999 was 1.2 to one as compared to 1.5 to one as of May 2, 1998. The Company has a cash management program whereby collections of accounts receivable are used to retire revolver obligations, and payments of accounts payable and accrued expenses are funded through the revolving credit facility.

Cash flow from operating activities for fiscal 1999 was $57.6 million before changes in operating assets and liabilities as compared to $46.3 million for the corresponding prior period, whereas net cash flows provided from operating activities was $51.9 million as compared to $57.2 million for the same periods. Cash flows from operations as well as borrowings under the Company's credit facilities were used to support $124.0 million for the acquisition of Queens and $39.2 million in capital investments. In addition, the Company purchased approximately $16.0 million of treasury stock under the Board of Directors authorized program described below and received proceeds of approximately $22.7 million in connection with the sale to Westvaco of a minority interest in the China Facility. Further investment in plant and equipment will be dependent upon business needs and opportunities. The Company anticipates that capital expenditures will approximate $32.0 million for all of fiscal 2000.

The Company's Board of Directors has authorized the purchase of the Company's common stock as follows:

                DATE OF AUTHORIZATION                AUTHORIZED SHARES
                     January 1993                       3.0 million
                    December 1995                       3.0 million
                      April 1997                        1.86 million

Shares are authorized for purchase from time to time in the open market, subject to the terms of the Company's credit facility. As of May 1, 1999, 1.6 million shares remain authorized for purchase.

In July 1999, the Company purchased a previously issued warrant to purchase 525,000 shares of its common stock for approximately $4.2 million.

In October 1998, in order to facilitate the acquisition of Queens and other global opportunities which may arise over the next several years, the Company entered into a new credit agreement with its lending banks to replace its existing credit facility. The new credit facility provides for up to $325 million of borrowings and consists of a $100 million term loan to be paid in equal quarterly installments over five years and a $225 million revolving credit facility maturing at the end of five years. The revolving credit is available, in its entirety, without any borrowing base limitation. Borrowings pursuant to the facility will bear interest at the discretion of the Company, at either the Bank's prime rate (7.75% at May 1, 1999) or at the LIBOR rate (three month term of 4.99% at May 1, 1999) plus 62.5 to 125 basis points based upon financial ratios as defined in the underlying Agreement (125 basis points at May 1, 1999). Unused commitment fees will range from 20 to 30 basis points (30 basis points at May 1, 1999), based upon the same financial ratios. At May 1, 1999, the Company had borrowings under the revolving facility of $157.7 million.

The underlying loan agreement for the borrowings referred to above includes covenants related to levels of debt to cash flow, current assets to current liabilities, fixed charge coverage, net worth and investments (including investments in the Company's own common stock), and limits the amount of retained earnings available for payment of dividends (other than dividends in the Company's common stock). At May 1, 1999, there was approximately $37.8 million of retained earnings available for the payment of dividends. The borrowings are collateralized by substantially all of the capital stock of the Company's subsidiaries.

The Company expects that cash flow from operations together with the borrowing capacity under the revolving credit facility will be sufficient to meet the needs of the business.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion regarding market risks resulting from changes in foreign currency exchange rates and interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         SHOREWOOD PACKAGING CORPORATION
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                             PAGE
Independent Auditors' Report                                                                     19

Consolidated Financial Statements

              Balance Sheets at May 1, 1999 and May 2, 1998                                      20

              Statements of Earnings, 52 week periods ended May 1, 1999 and May 2, 1998
                              and the 53 week period ended May 3, 1997                           21

              Statements of Cash Flows, 52 week periods ended May 1, 1999 and May 2, 1998
                              and the 53 week period ended May 3, 1997                           22

              Statements of Stockholders' Equity, 52 week periods ended May 1, 1999 and
                              May 2, 1998 and the 53 week period ended May 3, 1997               23

              Notes to Financial Statements                                                 24 - 39

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Shorewood Packaging Corporation

We have audited the accompanying consolidated balance sheets of Shorewood Packaging Corporation and subsidiaries as of May 1, 1999 and May 2, 1998 and the related consolidated statements of earnings, stockholders' equity and cash flows for the 52 weeks ended May 1, 1999, the 52 weeks ended May 2, 1998 and the 53 weeks ended May 3, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shorewood Packaging Corporation and subsidiaries as of May 1, 1999 and May 2, 1998 and the results of their operations and their cash flows for the 52 weeks ended May 1, 1999, the 52 weeks ended May 2, 1998 and the 53 weeks ended May 3, 1997 in conformity with generally accepted accounting principles.




/s/ DELOITTE & TOUCHE LLP

New York, New York
July 2, 1999

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                       MAY 1,       MAY 2,
                                                                        1999         1998
ASSETS
Current Assets:

     Cash, including cash equivalents of $1,395 and $1,341
          in 1999 and 1998                                           $  11,755    $   7,268
     Accounts receivable, net of allowance for doubtful accounts
          of $638 and $516 in 1999 and 1998                             51,295       32,054
     Inventories                                                        52,654       46,591
     Prepaid expenses and other current assets                           8,212        9,930
                                                                     ---------    ---------
          Total Current Assets                                         123,916       95,843
Property, Plant and Equipment, net                                     243,448      200,293
Excess of Cost Over the Fair Value of Net Assets Acquired, net         123,954       18,295
Other Assets                                                            24,145       11,553
                                                                     ---------    ---------
                                                                     $ 515,463    $ 325,984
                                                                     =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                $  44,130    $  33,100
     Accrued expenses                                                   32,064       13,887
     Income taxes payable                                                4,215        2,864
     Current maturities of long-term debt                               20,000       15,000
                                                                     ---------    ---------
          Total Current Liabilities                                    100,409       64,851
Long-Term Debt                                                         227,712      126,437
Other Long-Term Liabilities                                              1,032          794
Minority Interest                                                       14,981           --
Deferred Income Taxes                                                   24,857       21,395
                                                                     ---------    ---------
          Total Liabilities                                            368,991      213,477
                                                                     ---------    ---------

Temporary Equity Relating to Put Options                                    --        2,710

Commitments and Contingencies

Stockholders' Equity:
     Series A preferred stock, $10 par value; 50,000 shares
          authorized, none issued                                           --           --
     Preferred stock, $10 par value; 5,000,000 shares authorized
          none issued                                                       --           --
     Common stock, $.01 par value; 60,000,000 shares authorized;
          35,544,464 issued and 27,457,269 outstanding in 1999 and
          34,106,974 issued and 27,092,100 outstanding in 1998             355          341
     Additional paid-in capital                                         74,763       52,448
     Retained earnings                                                 153,003      121,976
     Accumulated other comprehensive income                             (4,997)      (4,274)
     Treasury stock (8,087,195 and 7,014,874 shares at
          cost in 1999 and 1998)                                       (76,652)     (60,694)
                                                                     ---------    ---------
          Total Stockholders' Equity                                   146,472      109,797
                                                                     ---------    ---------
                                                                     $ 515,463    $ 325,984
                                                                     =========    =========

   The accompanying notes are an integral part of these financial statements.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                            52 WEEKS       52 WEEKS       53 WEEKS
                                                                             ENDED          ENDED          ENDED
                                                                             MAY 1,         MAY 2,         MAY 3,
                                                                              1999           1998           1997
Net Sales                                                                  $ 552,194      $ 415,386      $ 425,312
                                                                           ---------      ---------      ---------
Costs and Expenses:
     Cost of Sales                                                           420,324        319,728        330,790
     Selling, General and Administrative                                      68,860         45,661         45,519
     Amortization of Excess of Cost Over the Fair Value of Net
          Assets Acquired                                                      2,451            749            770
     Write-Down of Equipment                                                   3,500             --             --
                                                                           ---------      ---------      ---------
                                                                             495,135        366,138        377,079
                                                                           ---------      ---------      ---------

Earnings from Operations                                                      57,059         49,248         48,233
Other Income, net                                                              1,149            743            795
Gain on the Sale of Minority Interest                                          7,613             --             --
Interest Expense                                                             (13,405)        (7,649)        (8,861)
                                                                           ---------      ---------      ---------

Earnings from Continuing Operations Before
     Provision for Income Taxes, Minority Interest,  Extraordinary
     Item and Cumulative Effect of a Change in Accounting
     Principle                                                                52,416         42,342         40,167
Provision for Income Taxes                                                    18,975         16,047         15,222
                                                                           ---------      ---------      ---------

Earnings from Continuing Operations Before Minority
     Interest, Extraordinary Item and Cumulative Effect of
     a Change in Accounting Principle                                         33,441         26,295         24,945
Minority Interest                                                                903             --             --
                                                                           ---------      ---------      ---------
Earnings from Continuing Operations Before Extraordinary
     Item and Cumulative Effect of a Change in Accounting
     Principle                                                                34,344         26,295         24,945
Discontinued Operations, net of Income Tax Benefit
     of $724 in 1997                                                              --             --         (1,187)
Extraordinary Item, net of Income Tax Benefit of
     $177 and $205 in 1999 and 1997                                             (277)            --           (336)
Cumulative Effect of a Change in Accounting Principle                         (3,040)            --             --
                                                                           ---------      ---------      ---------

Net Earnings                                                               $  31,027      $  26,295      $  23,422
                                                                           =========      =========      =========

EARNINGS PER SHARE INFORMATION:
BASIC
     Earnings from Continuing Operations Before Extraordinary
        Item and Cumulative Effect of a Change in Accounting Principle     $    1.28      $     .97      $     .91
     Discontinued Operations                                                      --             --           (.05)
     Extraordinary Item                                                         (.01)            --           (.01)
     Cumulative Effect of a Change in Accounting Principle                      (.11)            --             --
                                                                           ---------      ---------      ---------
     Net Earnings Per Common Share                                         $    1.16      $     .97      $     .85
                                                                           =========      =========      =========

DILUTED
     Earnings from Continuing Operations Before Extraordinary
        Item and Cumulative Effect of a Change in Accounting Principle     $    1.25      $     .95      $     .89
     Discontinued Operations                                                      --             --           (.05)
     Extraordinary Item                                                         (.01)            --           (.01)
     Cumulative Effect of a Change in Accounting Principle                      (.11)            --             --
                                                                           ---------      ---------      ---------
     Net Earnings Per Common Share                                         $    1.13      $     .95      $     .83
                                                                           =========      =========      =========

WEIGHTED AVERAGE SHARES OUTSTANDING
     BASIC                                                                    26,759         27,057         27,402
                                                                           =========      =========      =========

     DILUTED                                                                  27,553         27,723         28,070
                                                                           =========      =========      =========

   The accompanying notes are an integral part of these financial statements.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                     52 WEEKS       52 WEEKS       53 WEEKS
                                                                                      ENDED          ENDED          ENDED
                                                                                      MAY 1,         MAY 2,         MAY 3,
                                                                                       1999           1998           1997
Cash Flows from Operating Activities:
   Net Earnings                                                                     $  31,027      $  26,295      $  23,422
   Adjustments to reconcile net earnings to net cash
      flows provided from operations:
         Non-cash cumulative effect of a change in accounting
            principle                                                                   3,040             --             --
         Write-down of equipment                                                        3,500             --             --
         Gain on sale of minority interest                                             (7,613)            --             --
         Depreciation and amortization                                                 23,295         17,874         17,214
         Deferred income taxes                                                          3,711          1,888          5,182
         Non-cash restricted stock compensation                                           623            241            656
         Changes in operating assets and liabilities, net of effect of business acquisitions:
            Accounts receivable                                                         1,422          6,468          5,585
            Inventories                                                                  (239)        (4,762)        (1,661)
            Prepaid expenses and other current assets                                     665         (4,655)           102
            Other assets                                                              (14,195)        (2,503)        (1,349)
            Accounts payable, accrued expenses and
               other long term liabilities                                              4,878         11,362           (560)
            Current income taxes                                                        1,758          4,944         (1,162)
                                                                                    ---------      ---------      ---------
Net cash flows provided from operating activities                                      51,872         57,152         47,429
                                                                                    ---------      ---------      ---------

Cash Flows from Investing Activities:
   Capital expenditures                                                               (39,160)       (61,410)       (20,794)
   Business acquisitions, net of cash acquired of $4,629 in 1999                     (124,022)            --         (5,000)
   Proceeds from the sale of minority interest                                         22,659             --             --
                                                                                    ---------      ---------      ---------
Net cash flows used in investing activities:                                         (140,523)       (61,410)       (25,794)
                                                                                    ---------      ---------      ---------

Cash Flows from Financing Activities:
   Net proceeds from revolver borrowings                                               80,430         31,070         14,706
   Additions to long-term borrowings                                                  100,000             --         75,000
   Repayments of long-term borrowings                                                 (73,750)       (11,250)      (114,000)
   Purchase of treasury stock                                                         (15,958)       (14,563)        (6,619)
   Issuance of common stock                                                             2,288          2,864          7,334
                                                                                    ---------      ---------      ---------
Net cash flows provided from (used in) financing activities                            93,010          8,121        (23,579)
                                                                                    ---------      ---------      ---------

Effect of exchange rate changes on cash and cash equivalents                              128            252            618
                                                                                    ---------      ---------      ---------

Increase (decrease) in cash and cash equivalents                                        4,487          4,115         (1,326)
Cash and cash equivalents at beginning of period                                        7,268          3,153          4,479
                                                                                    ---------      ---------      ---------

Cash and cash equivalents at end of period                                          $  11,755      $   7,268      $   3,153
                                                                                    =========      =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest paid, net of capitalized amounts                                        $  11,379      $   5,553      $  10,504
                                                                                    =========      =========      =========
   Income taxes paid                                                                $  13,325      $   9,252      $  11,359
                                                                                    =========      =========      =========

   The accompanying notes are an integral part of these financial statements.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                         Accumulated
                                                                                            Other
                                                                                        Comprehensive
                                                                                           Income
                                                                                        -------------
                                                                                         Cumulative
                                      Common Stock                                         Foreign
                                ------------------------    Additional                    Currency
                                  Shares                      Paid-In       Retained     Translation     Treasury
                                  Issued        Amount        Capital       Earnings     Adjustments       Stock          Total
                                  ------        ------        -------       --------     -----------       -----          -----
Balance, April 27, 1996         32,794,406           328        40,480         72,259        (2,119)       (39,512)        71,436
Issuance of common stock
   and warrant                     957,607            10         9,738             --            --             --          9,748
Purchase of treasury stock              --            --            --             --            --         (6,619)        (6,619)
Temporary equity relating to
   put options                          --            --          (875)            --            --             --           (875)
Comprehensive Income:
   Net earnings, 53 weeks
   ended May 3, 1997                    --            --            --         23,422            --             --
   Foreign currency
   translation adjustments              --            --            --             --          (756)            --
Total Comprehensive Income                                                                                                 22,666
                                ----------    ----------    ----------     ----------    ----------     ----------     ----------
Balance, May 3, 1997            33,752,013           338        49,343         95,681        (2,875)       (46,131)        96,356
Issuance of common stock
   and warrant                     354,961             3         4,940             --            --             --          4,943
Purchase of treasury stock              --            --            --             --            --        (14,563)       (14,563)
Temporary equity relating to
   put options                          --            --        (1,835)            --            --             --         (1,835)
Comprehensive Income:
   Net earnings, 52 weeks
   ended May 2, 1998                    --            --            --         26,295            --             --
   Foreign currency
   translation adjustments              --            --            --             --        (1,399)            --
Total Comprehensive Income                                                                                                 24,896
                                ----------    ----------    ----------     ----------    ----------     ----------     ----------
Balance, May 2, 1998            34,106,974           341        52,448        121,976        (4,274)       (60,694)       109,797
Issuance of common stock
   and warrants                  1,437,490            14        19,605         19,619
Purchase of treasury stock              --            --            --             --            --        (15,958)       (15,958)
Temporary equity relating to
   put options                          --            --         2,710             --            --             --          2,710
Comprehensive Income:
   Net earnings, 52 weeks
   ended May 1, 1999                    --            --            --         31,027            --             --
   Foreign currency
   translation adjustments              --            --            --             --          (723)            --
Total Comprehensive Income                                                                                                 30,304
                                ----------    ----------    ----------     ----------    ----------     ----------     ----------
Balance, May 1, 1999            35,544,464    $      355    $   74,763     $  153,003    $   (4,997)    $  (76,652)    $  146,472
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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        (IN THOUSANDS EXCEPT SHARE DATA)

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)        Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. The subsidiaries of the Company are all wholly-owned, except as described in Note 3. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company records income taxes under the liability method as required by Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". Under the liability method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the currently enacted tax rate.

United States ("U.S.") income taxes with respect to the undistributed earnings of the Company's foreign subsidiaries have not been provided since it is the intention of management that the undistributed earnings will be reinvested or transferred to the Company without giving rise to U.S. tax liabilities. The total amount of unremitted earnings of non-U.S. subsidiaries was approximately $74 million at May 1, 1999.

(g)        Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock-based compensation awards to employees. Accordingly, no compensation cost has been recognized for stock options granted under the Company's Plans as described in Note 10.

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

(j)        Financial Instruments

Derivative financial instruments are used by the Company in the management of its interest rate exposures and are accounted for on the accrual basis. Income and expense are recorded as a component of interest expense. Gains realized on the termination of interest rate swaps contracts (originally accounted for as hedges) are deferred and amortized over the remaining terms of the original swap agreements.

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

(m)        Fiscal periods

Reference to 1999, 1998 and 1997 in the accompanying notes to the consolidated financial statements refer to the fiscal periods ending May 1, 1999, May 2, 1998 and May 3, 1997, respectively.

(n)        Comprehensive Income

In 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Statements of Stockholders' Equity. The adoption of SFAS 130 had no impact on stockholders' equity. Prior year financial statements have been reclassified to conform with these requirements.

(o)        Reclassifications

Certain reclassifications have been made to the prior years balances in order to conform with the current year's presentation.

2.         BUSINESS ACQUISITION

In October 1998, the Company purchased substantially all of the assets and assumed substantially all of the liabilities of Queens Group, Inc. ("Queens") for a purchase price of $129.5 million comprised of approximately $113.7 million in cash including the assumption of debt, and 1.0 million shares of Company common stock, plus transaction expenses. Simultaneously with the closing of the transaction, the Company repaid all outstanding bank debt of Queens, approximating $19.0 million. Queens was engaged in the manufacture of value added printed packaging primarily for the home entertainment industry. The transaction was financed through a new credit facility as described in Note 7.

The acquisition was recorded using the purchase method of accounting and, accordingly, the results of operations of Queens are included in the consolidated results of operations of the Company since the date of acquisition. The purchase price of the acquisition has been allocated to the net assets acquired based upon the related fair values. The excess of cost over the fair value of net assets acquired approximated $108.2 million and is being amortized over 40 years.

The following unaudited pro forma information for the fiscal years ended May 1, 1999 and May 2, 1998 includes the operations of the Company, inclusive of the operations of Queens, as if the acquisition had occurred at the beginning of the respective periods presented. The pro forma gives effect to the amortization expense associated with the excess of cost over the fair value of net assets acquired, adjustments related to the fair market value of the net assets acquired, shares issued in connection with the transaction, interest expense related to financing the acquisition, and related income tax effects.

                                                                    FISCAL YEAR          FISCAL YEAR
                                                                       ENDED                ENDED
                                                                    MAY 1, 1999          MAY 2, 1998
Revenues                                                                $617,697          $566,282
                                                                        ========          ========
Earnings from Operations                                         (a)    $ 60,379          $ 54,259
                                                                        ========          ========
Net Earnings Before Extraordinary Items and Cumulative
     Effect of  a Change in Accounting Principle                        $ 34,495          $ 24,677
                                                                        ========          ========
Net Earnings Per Share Before Extraordinary Items and
     Cumulative Effect of a Change in Accounting Principle
        Basic                                                           $   1.27          $    .88
                                                                        ========          ========
        Diluted                                                         $   1.23          $    .86
                                                                        ========          ========

(a) after the write-down of equipment of $3.5 million.

SUPPLEMENTAL CASH FLOW INFORMATION:

FAIR VALUE OF NET ASSETS ACQUIRED:
  Accounts Receivable                                                 $  20,963
  Inventories                                                             6,273
  Prepaid and Other Current Assets                                        1,056
  Property, Plant and Equipment                                          28,414
  Other Assets                                                               23
  Excess of Cost Over the Fair Value of Net Assets Acquired             108,202
  Accounts Payable and Accrued Expenses                                 (24,934)
                                                                      ---------
                                                                        139,997
Less: Equity Issued in Connection with Purchase                         (15,975)
                                                                      ---------
Net Cash Paid for Acquisition                                         $ 124,022
                                                                      =========

Premium Group Acquisition

Effective January 1, 1994, the Company purchased certain of the United States and Canadian assets of the Premium Packaging Group of Cascade Paperboard International, Inc. (the "Premium Group"). In connection with this acquisition, the Company accrued $5.0 million of contingent consideration as of April 27, 1996, which was paid in May 1996. In addition, the Company issued to the seller a warrant for 52,500 shares of the Company's common stock at an exercise price of $9.00 per share, which was exercised in December 1997.

                                                               MAY 1,        MAY 2,
                                                                1999          1998
                                                             ---------     ---------
Excess of cost over the fair value of businesses acquired    $ 128,878     $  20,809
Accumulated amortization                                        (4,924)       (2,514)
                                                             ---------     ---------
                                                             $ 123,954     $  18,295
                                                             =========     =========

3.         CHINA FACILITY/MINORITY INTEREST

The Company has completed building a state-of-the-art manufacturing facility in the city of Guangzhou, China (the "China Facility"), which commenced operations in the third quarter of fiscal 1999. Through May 1, 1999, the Company invested approximately $40 million representing costs associated with the lease of the related land, construction of the manufacturing facility, purchase of the necessary machinery and equipment and other expenses associated with the start-up of the facility.

In connection with the start-up of the facility, the Company incurred and capitalized certain start-up costs aggregating approximately $3.0 million through May 2, 1998. On April 3, 1998, Statement of Position Number 98-5, "Reporting on the Costs of Start-Up Activities" was issued by the American Institute of Certified Public Accountants, which requires the expensing of start-up costs when incurred. Although adoption is not required until fiscal 2000, the Company adopted this Statement of Position on the first day of fiscal 1999. Accordingly, the Company recorded a $3.0 million pre-tax charge in its first quarter of fiscal 1999 as a cumulative effect of a change in accounting principle. This pre-tax charge has not been offset by a corresponding tax benefit as these expenses relate to the China Facility which will enjoy a tax holiday for its first three years of profitable operations. The Company will not report the tax benefits until realized. Included in earnings from operations for the 52 week period ended May 1, 1999 were losses of approximately $3.7 million (of which approximately $3.6 million, is included in selling, general and administrative expenses) related to costs incurred for the China Facility.

On October 28, 1998, the Company entered into a definitive agreement with Westvaco Corporation to sell to Westvaco a 45% minority interest in its China Facility. Westvaco is a major producer of paper, paperboard, envelopes, packaging and specialty chemicals, with manufacturing facilities in the United States, Brazil and the Czech Republic. The final agreement provided for Westvaco to pay Shorewood, in cash, 45% of the total costs incurred to date related to the China Facility plus an additional $5.0 million. Day-to-day management control of the operation will remain with the Company; however, Shorewood will work closely with Westvaco on marketing programs and new product development. In addition, Westvaco will participate in, among other things, decisions regarding significant acquisitions, divestitures, and expansion through the sale of equity to third parties.

In the fourth quarter of fiscal 1999 the transaction with Westvaco was consummated and the Company received proceeds of approximately $22.7 million, resulting in a gain of approximately $7.6 million.

4.         INVENTORIES

                                                        MAY 1,            MAY 2,
                                                         1999              1998
                                                       -------           -------
Raw material and supplies                              $20,286           $17,862
Work in process                                          8,951             7,833
Finished Goods                                          23,417            20,896
                                                       -------           -------
                                                       $52,654           $46,591
                                                       =======           =======

5.         PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at historical cost. Depreciation and amortization of property, plant and equipment from continuing operations was $20.1 million, $15.9 million and $15.3 million in 1999, 1998 and 1997, respectively. Capitalized interest costs related to the construction of plant and equipment were $1.9 million, $1.9 million and $450 thousand in 1999, 1998, and 1997, respectively.

In connection with the acquisition of Queens described in Note 2, the Company performed a corporate wide strategic review of its machinery and equipment. As a result of that review it was determined that the Company would dispose of certain machinery and equipment that was not acquired as part of the Queens acquisition. Included in fixed assets are assets held for sale of approximately $4.3 million which when disposed of will result in a loss of approximately $3.5 million (which was recognized in the fourth quarter of fiscal 1999).

                                                  RANGE OF
                                                   USEFUL             MAY 1,           MAY 2,
                                                    LIFE               1999             1998
                                                -------------       ---------        ---------
Land                                                 --             $   6,560        $   5,686
Building and improvements                       30 - 40 years          64,496           43,959
Machinery and equipment                          5 - 13 years         261,394          219,521
Leasehold improvements                               --                 4,865            5,818
Construction in progress                             --                12,491           16,208
                                                                    ---------        ---------
                                                                      349,806          291,192
Accumulated depreciation and amortization                            (106,358)         (90,899)
                                                                    ---------        ---------
                                                                    $ 243,448        $ 200,293
                                                                    =========        =========

6.         ACCRUED EXPENSES

                                                             MAY 1,        MAY 2,
                                                              1999          1998
                                                            -------       -------
Accrued salaries, employee benefits and payroll taxes       $15,948       $ 6,842
Other accrued expenses                                       16,116         7,045
                                                            -------       -------
                                                            $32,064       $13,887
                                                            =======       =======

7.         LONG-TERM DEBT AND INTEREST RATE DERIVATIVES

                                                 MAY 1,                 MAY 2,
                                                  1999                   1998
                                               ---------              ---------
Senior term notes                              $  90,000              $  63,750
Long-term revolver                               157,712                 77,687
                                               ---------              ---------
                                                 247,712                141,437
Current maturities                               (20,000)               (15,000)
                                               ---------              ---------
                                               $ 227,712              $ 126,437
                                               =========              =========

In October 1998, in order to facilitate the acquisition of Queens as described in Note 2 and other global opportunities which may arise over the next several years, the Company entered into a new credit agreement with its lending banks to replace its existing credit facility. The new credit facility provides for up to $325 million of borrowings and consists of a $100 million term loan to be paid in equal quarterly installments over five years and a $225 million revolving credit facility maturing at the end of five years. The revolving credit is available, in its entirety, without any borrowing base limitation. Borrowings pursuant to the facility will bear interest at the discretion of the Company, at either the Bank's prime rate (7.75% at May 1, 1999) or at the LIBOR rate (three month term of 4.99% at May 1, 1999) plus 62.5 to 125 basis points based upon financial ratios as defined in the underlying Agreement (125 basis points at May 1, 1999). Unused commitment fees will range from 20 to 30 basis points (30 basis points at May 1, 1999), based upon the same financial ratios. The Company had $1.6 million in outstanding letters of credit under the credit facility at May 1, 1999.

In connection with the refinancing, the Company recorded a net of tax extraordinary charge of approximately $277 thousand representing the write-off of previously deferred finance costs incurred in connection with the former credit facility.

The underlying loan agreement for the borrowings referred to above includes covenants related to levels of debt to cash flow, current assets to current liabilities, fixed charge coverage, net worth and investments (including investments in the Company's own common stock), and limits the amount of retained earnings available for payment of dividends (other than dividends in the Company's common stock). At May 1, 1999, there was approximately $37.8 million of retained earnings available for the payment of dividends. The borrowings are collateralized by substantially all of the capital stock of the Company's subsidiaries.

Based upon the borrowing rates currently available to the Company for bank loans with similar terms, the fair value of the senior long-term debt approximates the carrying value.

Aggregate maturities of long-term debt are as follows:

                       Fiscal year ending:
                            2000                                       $20,000
                            2001                                        20,000
                            2002                                        20,000
                            2003                                        20,000
                            2004                                       167,712
                                                                      --------
                                                                      $247,712
                                                                      ========

The effective interest rate on the Company's borrowings was 6.71%, 6.76% and 6.69% in 1999, 1998 and 1997, respectively.

In connection with the establishment of a new credit facility in the fourth quarter of 1997, the Company recorded a net of tax extraordinary charge of approximately $336 thousand representing the write-off of previously deferred finance costs incurred in connection with the former facility.

Interest Rate Derivatives

The Company uses interest rate derivatives to manage its exposure to fluctuating interest rates. These transactions effectively change a portion of the Company's interest rate exposure from a floating-rate to a fixed-rate basis. The Company's interest rate derivatives are generally structured for the Company to pay a fixed rate and receive a floating rate based on LIBOR, as determined in three-month intervals.

In July 1997, the Company entered into a reversion swap agreement relating to $50.0 million of borrowings under the credit facility. Under the agreement, the Company pays a fixed rate of 5.73% and receives a floating rate based upon LIBOR, as determined in three month intervals. This agreement terminates in April 2002. After the first year, however, the fixed rate reverts back to floating for any three month period during which the LIBOR rate exceeds 6.625%. The rate reverts back to the fixed rate of 5.73% for any subsequent period for which the LIBOR rate drops below 6.625%. The fair value of the reversion swap represents a liability of approximately $610 thousand at May 1, 1999.

In addition to the July 1997 swap agreement described above, the Company has the following swap agreements outstanding at May 1, 1999:

NOTIONAL AMOUNT              EXPIRING                       LIBOR RATE          APPROXIMATE ASSET (LIABILITY)
---------------              --------                       ----------          -----------------------------
$100.0 million               October 2000                   4.84%               $ 680,000
$ 35.0 million               May 2000                       5.74%               $(250,000)
$ 50.0 million               August 1999                    5.46%               $(110,000)

On June 16, 1998, the Financial Accounting Standards Board adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Adoption of SFAS No. 133 is not required at this time. The adoption of SFAS 133 is not expected to have a material impact on the Company's financial statements.

8.         INCOME TAXES

Earnings from continuing operations before provision for income taxes, minority interest, extraordinary item and cumulative effect of a change in accounting principle is comprised of the following:

                                      MAY 1,            MAY 2,            MAY 3,
                                       1999              1998              1997
                                     -------           -------           -------
United States                        $30,908           $20,391           $17,248
Foreign                               21,508            21,951            22,919
                                     -------           -------           -------
                                     $52,416           $42,342           $40,167
                                     =======           =======           =======

The provision for income taxes is comprised of the following:

                                      MAY 1,            MAY 2,            MAY 3,
                                       1999              1998              1997
                                     -------           -------           -------
Current
    Federal                          $ 6,104           $ 5,782           $ 1,893
    State                                465               884               579
    Foreign                            8,695             7,493             7,568
                                     -------           -------           -------
                                      15,264            14,159            10,040
                                     -------           -------           -------
Deferred
    Federal                            2,862               846             3,467
    State                                374               504               810
    Foreign                              475               538               905
                                     -------           -------           -------
                                       3,711             1,888             5,182
                                     -------           -------           -------
                                     $18,975           $16,047           $15,222
                                     =======           =======           =======

The Company's effective tax rate differs from the statutory U. S. Federal income tax rate as a result of the following:

                                                 MAY 1,         MAY 2,         MAY 3,
                                                  1999           1998           1997
                                                 ------         ------         ------
Statutory U.S. Federal tax rate                    35.0%          35.0%          35.0%
State income taxes, net of Federal benefit          1.0            2.1            2.2
Foreign Sales Corporation Benefits                 (1.0)            --             --
Foreign income tax rate differentials                .6            1.3            1.1
Other                                                .6            (.5)           (.4)
                                                 ------         ------         ------
                                                   36.2%          37.9%          37.9%
                                                 ======         ======         ======

The tax effects of significant items comprising the Company's net deferred tax liability are as follows:

                                                   MAY 1,          MAY 2,          MAY 3,
                                                    1999            1998            1997
                                                  --------        --------        --------
Deferred tax asset (liability):
    Property, plant and equipment                 $(25,845)       $(22,740)       $(20,366)
    Other assets                                       784             645             155
    Accounts receivable                                 52             141             140
    Inventories                                        574             600             941
    Accrued expenses                                  (254)             48             153
    AMT taxes, state net operating loss and
        investment tax credit carryforwards          1,730           2,430           1,912
    Employee benefits                                  354             137              86
    Other current assets                              (348)           (609)           (617)
                                                  --------        --------        --------
                                                   (22,953)        (19,348)        (17,596)
   Valuation Allowance                              (1,730)         (1,730)         (1,730)
                                                  --------        --------        --------
                                                  $(24,683)       $(21,078)       $(19,326)
                                                  ========        ========        ========

The valuation allowance has been provided against state net operating loss and investment tax credit carryforwards to reduce them to an amount that will more likely than not be realized.

9.         COMMITMENTS AND CONTINGENCIES

(a)        Lease Agreements

The Company is committed for annual rentals under noncancellable operating leases for production and office facilities expiring on various dates through 2010. Several leases include one year renewal options. The minimum future rental commitments under noncancellable leases, exclusive of taxes and utilities, are as follows:

Fiscal year ending:
                            2000                                        $2,834
                            2001                                         2,564
                            2002                                         2,192
                            2003                                         2,184
                            2004                                         1,842
                         Thereafter                                      8,553
                                                                       -------
                                                                       $20,169
                                                                       =======

Rent expense under operating leases from continuing operations approximated $3.2 million, $2.8 million and $3.1 million in 1999, 1998 and 1997, respectively.

(b)        Treasury Stock

The Company's Board of Directors has authorized the purchase of the Company's common stock as follows:

                     DATE OF AUTHORIZATION                  AUTHORIZED SHARES
                          January 1993                         3.0 million
                         December 1995                         3.0 million
                           April 1997                         1.86 million

Shares are authorized for purchase from time to time in the open market, subject to the terms of the Company's credit facility. As of May 1, 1999, 1.6 million shares remain authorized for purchase.

(c)        Other Matters

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

10.        STOCKHOLDERS' EQUITY

(a)        Stock Incentive Plans

In July 1993, the Company established the 1993 Incentive Program (the "1993 Program"). The 1993 Program permits the granting of any or all of the following types of awards: (i) stock options, including incentive stock options ("ISO's"),
(ii) stock appreciation rights ("SAR's"), in tandem with stock options or freestanding, (iii) restricted stock, (iv) director's options, and (v) restored options. Under the 1993 Program, 1.5 million shares were initially made available for grant. In 1998, the Board of Directors authorized, and the shareholders approved, an additional 1.5 million shares available for future grant under the 1993 Program. Shares available for grant may be increased in certain circumstances not to exceed a total of 4.5 million shares available under the 1993 Program. Options granted prior to December 1994 become exerciseable over four years from the date of grant at a rate of 25% each year, and expire five years from the date of grant. Grants made subsequent to November 1994 become exerciseable over five years from the date of grant at the rate of 20% of the grant each year, and expire 10 years from the date of grant. Options authorized under a 1990 non-qualified stock option plan which were not granted as of April 27, 1996 were considered to have lapsed and are no longer available for future grant.

A summary of changes in stock options and awards follows:

                                      Options                Outstanding Options
                                   Available for      ---------------------------------
                                    Future Grant        Number          Price Per Share
                                    ------------        ------          ---------------
Balance April 28, 1996                 667,203         1,601,450        $ 4.67 - $13.50
     Increase in 1993 Program           35,459                --
     Options granted                  (449,843)          449,843        $10.92 - $12.08
     Options exercised                      --          (502,289)       $ 4.67 - $12.67
     Options canceled                   42,149           (42,149)                $11.00
     Options lapsed                   (288,192)               --                     --
                                    ----------        ----------        ---------------
Balance May 3, 1997                      6,776         1,506,855        $ 5.76 - $13.50
     Increase in 1993 Program        1,571,979                --                     --
     Restricted Stock Award            (69,973)               --                     --
     Options granted                  (336,750)          336,750        $14.00 - $16.58
     Options exercised                      --          (232,488)       $ 5.76 - $12.67
     Options canceled                   52,390           (52,390)       $ 5.76 - $12.67
                                    ----------        ----------        ---------------
Balance May 2, 1998                  1,224,422         1,558,727        $ 5.76 - $16.58
     Increase in 1993 Program          191,141                --                     --
     Restricted Stock Award           (187,500)               --                     --
     Options granted                  (825,500)          825,500        $13.75 - $16.00
     Options exercised                      --          (249,990)       $ 5.76 - $12.67
     Options canceled                   20,490           (20,490)       $10.67 - $15.50
                                    ----------        ----------        ---------------
Balance May 1, 1999                    423,053         2,113,747        $ 9.50 - $16.58
                                    ==========        ==========        ===============


                                                            Options Outstanding
                                                            -------------------

                                                              Weighted Average
   Range of Exercise           Number of Options            Remaining Contractual            Weighted Average
         Prices                   Outstanding                  Life (in Years)                Exercise Price
         ------                   -----------                  ---------------                --------------
    $ 9.50 - $14.25                1,743,247                         7.0                          $12.32
    $14.26 - $16.58                  370,500                         8.8                          $15.71
                                   ---------                         ---                          ------
                                   2,113,747                         7.3                          $12.91
                                   =========                         ===                          ======

                                                            Options Exerciseable
                                                            --------------------

                                                              Weighted Average
   Range of Exercise           Number of Options            Remaining Contractual            Weighted Average
         Prices                  Exerciseable                  Life (in Years)                Exercise Price
         ------                  ------------                  ---------------                --------------
    $ 9.50 - $14.25                  672,852                         4.6                          $11.25
    $14.26 - $16.58                   62,100                         8.6                          $15.66
                                   ---------                         ---                          ------
                                     734,952                         4.9                          $11.62
                                   =========                         ===                          ======

During 1999, the Company issued 187,500 shares of restricted stock to certain key employees. All or a portion of the shares issued in 1999 may vest in calendar 2001 based upon the market performance of the Company's common stock. Shares that do not vest in calendar 2001 will otherwise vest in calendar 2006 if the employees continue to be employed by the Company. During 1998, the Company issued 75,000 shares of restricted stock to certain key employees and 5,027 shares of restricted stock issued in 1995 were forfeited. All or a portion of the shares issued in 1998 may vest in 2001 based upon the market performance of the Company's common stock. Shares that do not vest in 2001 will otherwise vest at the end of fiscal 2006 if the employees continue to be employed by the Company. At the end of 1997, based upon the performance of the Company's common stock, 90,946 shares of previously issued restricted stock vested and a remaining 85,911 shares will vest at the end of fiscal 2002 if the employees continue to be employed by the Company.

In 1997, the Company granted an option to purchase 225,000 shares at $12.08 per share (the fair market value at the date of grant) to its Chief Executive Officer ("the Executive"). These options are not pursuant to any of the previously described plans. The option vests immediately, has demand registration rights and expires ten years from the date of the grant.

(b)        Accounting for Stock-Based Compensation

Under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), the fair value of stock-based awards to employees are calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company adopted the disclosure-only provisions of SFAS 123 and accordingly, no compensation cost was recognized in connection with its stock option plans. Had the Company elected to recognize compensation cost for its stock option plans based upon the calculated fair value at the grant dates for awards issued after April 30, 1995 under such plans, consistent with the method prescribed by SFAS 123, net income and earnings per share would reflect the pro forma amounts indicated below (in thousands except per share data)

                                                                                       FOR THE YEARS ENDED
                                                                        MAY 1, 1999      MAY 2, 1998         MAY 3, 1997
                                                                        -----------      -----------         -----------
Earnings from Continuing Operations
     Before Extraordinary Item and Cumulative
     Effect of a Change in Accounting Principle        As reported      $34,344          $26,295             $24,945
                                                       Pro forma         33,409           25,743              24,673

Net Earnings                                           As reported      $31,027          $26,295             $23,422
                                                       Pro forma         30,092           25,743              23,150
------------------------------------------------------------------------------------------------------------------------
Earnings Per Share Information:
     BASIC:
          Earnings from Continuing Operations
               Before Extraordinary Item and
               Cumulative Effect of a Change in
               Accounting Principle                    As reported      $  1.28          $   .97             $   .91
                                                       Pro forma           1.25              .95                 .90

          Net Earnings                                 As reported         1.16              .97                 .85
                                                       Pro forma           1.12              .95                 .84

     DILUTED:
          Earnings from Continuing Operations
               Before Extraordinary Item and
               Cumulative Effect of a Change in
               Accounting Principle                    As reported      $  1.25          $   .95             $   .89
                                                       Pro forma           1.22              .94                 .88

          Net Earnings                                 As reported         1.13              .95                 .83
                                                       Pro forma           1.10              .94                 .83

The Company's calculations were made using the Black-Scholes option pricing model with the following assumptions: expected life, 5 years; 5.42% risk free interest rate; assumed volatility of 34.76% in 1999, 24.66% in 1998 and 1997; and no dividends during the expected term.

(c)        Common Stock Purchase Warrants

In fiscal 1996, the Company issued a warrant to purchase 300,000 shares of its common stock at an exercise price of $10.00 per share to a customer who concurrently entered into a five year supply agreement (which has since been modified). The warrants are exerciseable immediately upon issuance and expire in July 2001. During fiscal 1998, the supply agreement was modified and extended and the Company concurrently issued warrants to purchase 525,000 shares of its common stock to the customer. The warrant is exerciseable immediately at $12.25 and expires in May 2002. The modified supply agreement expires in May 2003. The fair value of the warrants at the date of their respective issuances were $900,000 and $1,838,000, respectively, which are being amortized on a straight line basis over the respective term of the supply agreements. In July 1999, the Company purchased the previously issued warrant to purchase 525,000 shares of its common stock for approximately $4.2 million.

During fiscal 1996, as amended in fiscal 1997, the Company issued warrants to purchase 600,000 shares of its common stock to a customer who concurrently entered into a long-term supply agreement with the Company (which has since been modified). The warrant is exerciseable immediately at $10.00 per share and expires September 1, 2001. At such time as the customer may exercise the warrant, any cash volume discount previously paid to the customer (and charged to the Company's operations) based upon minimum levels of purchases will be refunded to the Company and included in additional paid-in-capital. During fiscal 1999, the supply agreement was modified and extended and the Company concurrently issued two warrants to purchase 200,000 and 100,000 shares, respectively of its common stock to the customer. The warrants are exerciseable immediately at $14.50 and $18.00 per share, respectively, and expire in December 2003. The modified supply agreement expires in November 2004. The fair value of the warrants at the date of issuance were $528,000 and $204,000, respectively, which are being amortized on a straight line basis over the respective term of the supply agreement.

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

(d)        Reserved Shares

At May 1, 1999, there were 4,574,300 common shares reserved for issuance under the stock incentive plans, outstanding options and warrants.

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

(f)        Temporary Equity Relating to Put Options

The Company periodically sells common equity put options ("put options") on shares of its common stock which are exerciseable six months from the date of issuance. There were no put options outstanding at May 1, 1999. Temporary equity relating to put options on the accompanying consolidated balance sheets represent the amount the Company would be obligated to pay if all unexpired put options were exercised.

(g)        Related Party Transactions

In connection with the purchase of Queens described in Note 2, the Company paid approximately $1.3 million to a firm whose president and principal shareholder is a director of the Company. The firm also received an option to purchase 50,000 shares of the Company's common stock at an exercise price of $16.00. The warrant is exerciseable immediately upon issuance and expires in October 2005. In connection with a prior investment, this firm received an option to purchase 37,500 shares of the Company's common stock at an exercise price of $9.00. The warrant was exerciseable immediately upon issuance and expires in January 2001.

In May 1995, the Company loaned $2.0 million (included in other assets) to the Executive. The loan is due on May 4, 2000, and bears interest payable quarterly equal to the Applicable Federal Rate as defined (4.90% at May 1, 1999), adjusted monthly. Mandatory prepayments of this loan are required if the Executive's compensation exceeds certain thresholds. The compensation committee of the Board of Directors waived the required prepayment for 1999 and 1998. Interest income related to this loan was $98 thousand and $113 thousand in 1999 and 1998, respectively. Interest income related to loans to the Executive (including this loan and another short term loan of $800 thousand) was $153 thousand in 1997.

The Company agreed to guaranty a portion of a loan made by a bank to the Executive in connection with his purchase of certain real estate. As a result of provisions in the related agreement and payments made by the Executive, the guaranty agreement was terminated in September 1998.

In April 1998, the Company loaned $630 thousand to its now President and Chief Financial Officer (the "President"). The loan bears interest at 6.5%, is collateralized by a first mortgage on a residential property and is due in annual installments beginning in August 1999 and continuing through August 2013. The President has the right to prepay the loan at his option. Interest income related to this loan was $41 thousand and $5 thousand in 1999 and 1998, respectively.

(h)        New Employment Agreements

Effective May 3, 1998, the Company entered into new five year employment agreements with the Executive and the President providing for annual base salaries of $800 thousand and $450 thousand, respectively. In connection with his agreement, the Company paid to the Executive as a signing bonus the aggregate amount of $1 million, payable in full although earned ratably over his five-year employment period, provided that the Executive continues to be employed with the Company at the end of each such year. Simultaneously with the authorization of the employment agreements by the Board of Directors, the Company granted the Executive and the President options to purchase 250 thousand and 100 thousand shares of stock, respectively. The options are exerciseable at $13.75 per share (the fair market value at the date of grant).

11.        DISCONTINUED OPERATIONS

In March 1997 the Company announced that it would discontinue its transportation business ("Transport"), dispose of the related assets and outsource its future delivery requirements. Transport had provided freight delivery services to the Company as well as to other non-related customers. In connection with the disposal of Transport, the Company recorded a loss on disposal of $488 thousand (net of income tax benefit of $298 thousand). During fiscal 1997, Transport's loss from operations was $699 thousand (net of income tax benefit of $426 thousand). For the year ended May 3, 1997 Transport had revenues to outside customers of $5.8 million. The net assets of Transport were not material to the Company.

12.        EMPLOYEE BENEFIT PLANS

(a)        Defined Contribution Plans

The Company has profit sharing plans as well as employee savings plans. Based upon the provisions of each employee savings plan, the Company matches a portion of the employees' voluntary contributions. The amounts contributed to the profit sharing plan in the United States are at the discretion of the Board of Directors, whereas the amounts contributed to the profit sharing plans in Canada are at the percentages provided for by the respective plans. Total provisions with respect to defined contribution plans approximated $3.5 million, $2.9 million and $2.8 million in 1999, 1998 and 1997, respectively.

(b)        1995 Performance Bonus Plan

In July 1995, the Board of Directors approved the 1995 Performance Bonus Plan (the "Plan"), applicable to the Executive. Under the Plan, for each of the five fiscal years of the Company commencing with fiscal year 1996, the Executive will be entitled to a graduated bonus (the "Performance Bonus") based upon a comparison of the Company's earnings from operations plus depreciation and amortization (the "Performance Measure") in that award year with the immediately preceding fiscal year. The size of the Performance Bonus, if any, is tied to the level of the Company's performance, as measured by the Performance Measure. The maximum Performance Bonus payable in respect of any award year under the Plan is $2.0 million. No bonus was payable under the terms of this Plan for 1996. For fiscal 1997, a bonus of approximately $1.2 million would have been earned, had the Executive not voluntarily agreed to accept $450,000. For fiscal 1998, a bonus of $302,000 was earned by the Executive. For fiscal 1999, a bonus of approximately $1.1 million was earned by the Executive.

13.        MAJOR CUSTOMER AND CREDIT CONCENTRATIONS

Approximately 22%, 25% and 23% of net sales during 1999, 1998 and 1997, respectively, were derived from sales to one customer. Approximately 12% and 14% of net sales during 1998 and 1997, respectively, were derived from sales to two other customers, who may be deemed to be affiliated with each other.

The Company's customers are primarily large entertainment, tobacco and other consumer products companies who produce products in the United States and Canada. At May 1, 1999, approximately 32% and 30% of accounts receivable related to customers in the tobacco and cosmetics industries, respectively. Approximately 25% of accounts receivable are due from Canadian companies.

14.      GEOGRAPHIC OPERATIONS

                                                             MAY 1,           MAY 2,          MAY 3,
                                                              1999             1998            1997
                                                        -------------------------------------------------
Net Sales
    Domestic                                                     $371,446        $249,222       $251,691
    Canada                                                        179,227         166,164        173,621
    China                                                           1,521               -              -
                                                        -------------------------------------------------
                                                                 $552,194        $415,386       $425,312
                                                        =================================================
Net Earnings
    Domestic (a)                                                  $21,757         $12,320         $7,773
    Canada                                                         16,031          13,975         15,649
    China (b)                                                     (6,761)               -              -
                                                        -------------------------------------------------
                                                                  $31,027         $26,295        $23,422
                                                        =================================================
Identifiable Assets at Year-End
    Domestic                                                     $395,819        $205,960       $188,540
    Canada                                                        100,397          93,376         85,658
    China (net of minority interest of $14,981 in
         1999)                                                     19,247          26,648          3,680
                                                        -------------------------------------------------
                                                                 $515,463        $325,984       $277,878
                                                        =================================================

(a) Net of loss on discontinued operations in 1997.

(b) Includes cumulative effect of a change in accounting principle of approximately $3.0 relating to the one-time write-off of previously deferred costs related to the start-up of operations in China.

15.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                        QUARTER ENDED FISCAL 1999
                                                      ----------------------------------------------------------------
                                                      AUGUST 1, 1998  OCTOBER 31, 1998  JANUARY 30, 1999   MAY 1, 1999
                                                      --------------  ----------------  ----------------   -----------
   Net sales                                             $115,359         $145,378         $141,397         $150,060
   Gross profit                                            25,305           35,225           34,358           36,982
   Selling, general and administrative expenses            12,463           16,440           19,383           23,025
   Write-down of equipment                                     --               --               --            3,500
   Earnings from operations                                12,842           18,785           14,975           10,457
Earnings before minority interest, extraordinary
       item and cumulative effect of change in
       accounting principle                                 6,800            9,910            6,424           10,307
Net earnings                                                3,760            9,633            6,424           11,210
Basic Earnings per Share Information:
    Earnings from continuing operations before
       minority interest, extraordinary item and
      cumulative effect of change in accounting
      principle per common share                         $    .26         $    .37         $    .24         $    .41
   Net earnings per common share                              .14              .36              .24              .42
Diluted Earnings per Share Information:
   Earnings from continuing operations before
       minority interest, extraordinary item and
      cumulative effect of change in accounting
      principle per common share                         $    .25         $    .37         $    .23         $    .40
   Net earnings per common share                              .14              .36              .23              .40
Weighted average common and common
      equivalent shares outstanding
   Basic                                                   26,495           26,451           26,995           27,096
   Diluted                                                 27,081           27,112           27,872           28,147

                                                                      QUARTER ENDED FISCAL 1998
                                                  ------------------------------------------------------------------
                                                  AUGUST 2, 1997  NOVEMBER 1, 1997  JANUARY 31, 1998  MAY 2, 1998
                                                  --------------  ----------------  ----------------  -----------
Net sales                                            $100,596         $114,828         $ 96,629         $103,333
Gross profit                                           22,509           27,401           21,695           24,053
Selling, general and administrative expenses           11,024           11,888           11,283           12,215
Earnings from operations                               11,485           15,513           10,412           11,838
Net earnings                                            6,209            8,560            5,538            5,988
Basic Earnings per Share Information:
   Net earnings per common share                     $    .23         $    .32         $    .20         $    .22
Diluted Earnings per Share Information:
   Net earnings per common share                     $    .22         $    .31         $    .20         $    .22
Weighted average common and common
      equivalent shares outstanding
   Basic                                               27,141           27,132           27,026           26,928
   Diluted                                             27,693           27,888           27,695           27,614

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

10.79 -- Intentionally Omitted.

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

10.81 -- through 10.82 Intentionally Omitted.

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

10.113  -- Stock Warrant Agreement dated as of May 15, 1997 to purchase
           350,000 shares of common stock incorporated by reference to the corresponding exhibit item to the Company's quarterly report on Form 10-Q for the quarterly period ended January 31, 1998, as filed with the Commission on March 17, 1998, Commission File No. O-15077. *

10.114  -- Form 8-A for registration of certain classes of securities incorporated by reference, as filed with the Commission on January 14, 1998, Commission file No. O-15077

10.115  -- Promissory Note of Howard Liebman and Marsha Liebman dated April
           1, 1998 incorporated by reference to the corresponding exhibit item to the Company's annual report on Form 10-K for the year ending May 2, 1998, as filed with the Commission on July 31, 1998, Commission File No. O-15077.

10.116  -- Second Amended and Restated Credit Agreement dated as of October
           29, 1998, among Shorewood Packaging Corporation, Shorewood Corporation of Canada Limited, Nationsbank, N.A., Nationsbank Montgomery Securities, LLC, The Bank of Nova Scotia, The Chase Manhattan Bank, The Bank of New York, First Union National Bank, Societe Generale, ABN AMRO Bank N.V. and Fleet Bank, N.A. incorporated by reference to the corresponding exhibit item to the Company's quarterly report on Form 10-Q for the quarterly period ended October 31, 1998, as filed with the Commission on December 15, 1998, Commission File No. O-15077

10.117  -- Purchase and Sale Agreement among SPC (Bermuda) Ltd., SPC Asia
           Ltd. and Westvaco Worldwide Distribution SA, dated as of October 16, 1998 in connection with the sale of an interest in the Company's China Facility incorporated by reference to the corresponding exhibit item to the Company's quarterly report on Form 10-Q/A for the quarterly period ended October 31, 1998, as filed with the Commission on January 15, 1999, Commission File No. O-15077

10.118  -- Second Amended and Restated Credit Agreement dated as of October 29,
           1998, among Shorewood Packaging Corporation, Shorewood Corporation of Canada Limited, Nationsbank, N.A., Nationsbank Montgomery Securities, LLC, The Bank of Nova Scotia, The Chase Manhattan Bank, The Bank of New York, First Union National Bank, Societe Generale, ABN AMRO Bank N.V. and Fleet Bank, N.A. incorporated by reference to the corresponding exhibit item to the Company's quarterly report on Form 10-Q/A for the quarterly period ended October 31, 1998, as filed with the Commission on January 15, 1999, Commission File No. O-15077

10.119  -- Employment Agreement between Shorewood Packaging Corporation and
           Leonard Verebay dated as of October 30, 1998 incorporated by reference to the corresponding exhibit item to the Company's quarterly report on Form 10-Q/A for the quarterly period ended October 31, 1998, as filed with the Commission on January 15, 1999, Commission File No. O-15077

10.120  -- Employment Agreement between Shorewood Packaging Corporation and Eric
           Kaltman dated as of October 30, 1998 incorporated by reference to the corresponding exhibit item to the Company's quarterly report on Form 10-Q/A for the quarterly period ended October 31, 1998, as filed with the Commission on January 15, 1999, Commission File No. O-15077

10.121  -- Stockholders and Registration Rights Agreement between Shorewood
           Packaging Corporation, Leonard Verebay and Eric Kaltman dated as of October 30, 1998 incorporated by reference to the corresponding exhibit item to the Company's quarterly report on Form 10-Q/A for the quarterly period ended October 31, 1998, as filed with the Commission on January 15, 1999, Commission File No. O-15077

10.122  -- License Agreement dated as of October 30, 1998 between Shorewood
           Packaging Corporation and Queens Group, Inc. incorporated by reference to the corresponding exhibit item to the Company's quarterly report on Form 10-Q/A for the quarterly period ended October 31, 1998, as filed with the Commission on January 15, 1999, Commission File No. O-15077

10.123  -- Amended and Restated Purchase and Sale Agreement by and among
           Shorewood Asia Ventures, Ltd. and Westvaco Worldwide Distribution S.A. dated March 18, 1999.

10.124  -- Stock Warrant Agreement dated as of December 1, 1998 to purchase three hundred thousand (300,000) shares of the Company's common stock.*

10.125  -- First Amendment to Second Amended and Restated Credit Agreement
           dated as of April 9, 1999, among Shorewood Packaging Corporation, Shorewood Corporation of Canada Limited, Nationsbank, N.A., Nationsbank Montgomery Securities, LLC, The Bank of Nova Scotia, The Chase Manhattan Bank, The Bank of New York, First Union National Bank, Societe Generale, ABN AMRO Bank N.V. and Fleet Bank, N.A..

10.126  -- Stock Option Agreement dated as of October 30, 1998, between
           Shorewood Packaging Corporation and Jefferson Capital Group, Ltd to purchase fifty thousand (50,000) shares of the Company's common stock.

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

                         SHOREWOOD PACKAGING CORPORATION

                           By:  /s/  Marc P. Shore
                                ------------------------------------------------
                               Marc P. Shore
                               Chairman of the Board and Chief Executive Officer

                                                             Date: July 26, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                              Title                                 Date
---------                              -----                                 ----

/s/  Marc P. Shore                     Chairman of the Board, Chief          July 26, 1999
------------------------------------   Executive Officer and Director
Marc P. Shore

/s/  Howard M. Liebman                 President, Chief Financial Officer    July 26, 1999
------------------------------------   and Director
Howard M. Liebman                      (Principal Financial Officer)

/s/  William H. Hogan                  Senior Vice President - Finance/      July 26, 1999
------------------------------------   Corporate Controller
William H. Hogan                       (Principal Accounting Officer)

/s/  Leonard Verebay                   Executive Vice President and          July 22, 1999
------------------------------------   Director
Leonard Verebay

/s/  Floyd S. Glinert                  Director                              July 23, 1999
------------------------------------
Floyd S. Glinert

/s/  William Weidner                   Director                              July 27, 1999
------------------------------------
William Weidner

/s/  Timothy O'Donnell                 Director                              July 26, 1999
------------------------------------
R. Timothy O'Donnell

/s/  Melvin Braun                      Director                              July 23, 1999
------------------------------------
Melvin Braun

/s/  Kevin J. Bannon                   Director                              July 26, 1999
------------------------------------
Kevin J. Bannon

/s/  Virginia A. Kamsky                Director                              July 22, 1999
------------------------------------
Virginia A. Kamsky

                                  EXHIBIT INDEX

Item             Description                                             Page
----             -----------                                             ----

21.1             Subsidiaries of Registrant                              48

23.1             Consent of Deloitte & Touche LLP                        49