Form 10-Q
period 1999-07-31
SHOREWOOD PACKAGING CORP
filed 1999-09-14
CIK 800266

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to ___________________.

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

                     YES     /X/               NO       / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

SEPTEMBER 1, 1999                                                  27,560,000
       Date                                                     Number of Shares

                         SHOREWOOD PACKAGING CORPORATION
                                AND SUBSIDIARIES

INDEX                                                                      PAGE
Part I:  Financial Statements

Consolidated Balance Sheets
         July 31, 1999 (Unaudited) and
         May 1, 1999 (Audited)                                                 3

Consolidated Condensed Statements of Earnings
         13 weeks ended July 31, 1999 (Unaudited) and
         13 weeks ended August 1, 1998 (Unaudited)                             4

Consolidated Condensed Statements of Cash Flows
         13 weeks ended July 31, 1999 (Unaudited) and
         13 weeks ended August 1, 1998 (Unaudited)                             5

Notes to Consolidated Condensed Financial Statements                       6 - 8

Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              9 - 14

Part II: Other Information                                                    15

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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                       JULY 31,        MAY 1,
                                                                         1999           1999
                                                                      (UNAUDITED)     (AUDITED)
ASSETS
Current Assets:
     Cash and cash equivalents                                         $   1,056      $  11,755
     Accounts receivable, net                                             67,455         51,295
     Inventories                                                          50,142         52,654
     Prepaid expenses and other current assets                             9,059          8,212
                                                                       ---------      ---------
          Total Current Assets                                           127,712        123,916
Property, Plant and Equipment, net                                       245,283        243,448
Excess of Cost Over the Fair Value of Net Assets Acquired, net           122,942        123,954
Other Assets                                                              36,179         24,145
                                                                       ---------      ---------
                                                                       $ 532,116      $ 515,463
                                                                       =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                  $  40,952      $  44,130
     Accrued expenses                                                     28,882         32,064
     Income taxes payable                                                  1,949          4,215
     Current maturities of long-term debt                                 20,000         20,000
                                                                       ---------      ---------
          Total Current Liabilities                                       91,783        100,409
Long-Term Debt                                                           251,303        227,712
Other Long-Term Liabilities                                                1,005          1,032
Minority Interest                                                         13,998         14,981
Deferred Income Taxes                                                     25,483         24,857
                                                                       ---------      ---------
          Total Liabilities                                              383,572        368,991
                                                                       ---------      ---------

Commitments and Contingencies

Stockholders' Equity:
     Series A preferred stock, $10 par value; 50,000 shares
          authorized, none issued                                             --             --
     Preferred stock, $10 par value; 5,000,000 shares authorized
          none issued                                                         --             --
     Common stock, $.01 par value; 60,000,000 shares authorized;
          35,757,645 issued and 27,642,421 outstanding in July and
          35,544,464 issued and 27,457,269 outstanding in May                358            355
     Additional paid-in capital                                           71,862         74,763
     Retained earnings                                                   160,746        153,003
     Accumulated other comprehensive income                               (7,267)        (4,997)
     Treasury stock (8,115,224 and 8,087,195 shares at
          cost in July and May)                                          (77,155)       (76,652)
                                                                       ---------      ---------
          Total Stockholders' Equity                                     148,544        146,472
                                                                       ---------      ---------
                                                                       $ 532,116      $ 515,463
                                                                       =========      =========

   The accompanying notes are an integral part of these financial statements.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                      13 WEEKS       13 WEEKS
                                                                       ENDED           ENDED
                                                                      JULY 31,       AUGUST 1,
                                                                        1999           1998
Net Sales                                                            $ 143,711      $ 115,359
                                                                     ---------      ---------

Costs and Expenses:
     Cost of Sales                                                     108,774         90,054
     Selling, General and Administrative                                19,870         12,259
     Amortization of Excess of Cost Over the Fair Value of Net
        Assets Acquired                                                    847            204
                                                                     ---------      ---------

Earnings from Operations                                                14,220         12,842
Other Income, net                                                          783            391
Interest Expense                                                        (4,100)        (2,086)
                                                                     ---------      ---------

Earnings Before Provision for Income Taxes, Minority Interest
   and Cumulative Effect of a Change in Accounting Principle            10,903         11,147
Provision for Income Taxes                                               4,143          4,347
                                                                     ---------      ---------

Earnings Before Minority Interest and Cumulative Effect of
   a Change in Accounting Principle                                      6,760          6,800
Minority Interest                                                          983             --
                                                                     ---------      ---------

Earnings Before Cumulative Effect of a Change in Accounting
   Principle                                                             7,743          6,800
Cumulative Effect on Prior Years Related to the Adoption of
   SOP 98-5 Reporting on the Cost of Start-Up Activities                    --         (3,040)
                                                                     ---------      ---------

Net Earnings                                                         $   7,743      $   3,760
                                                                     =========      =========

EARNINGS PER SHARE INFORMATION:
BASIC
     Earnings Before Cumulative Effect of a Change in Accounting
        Principle                                                    $     .28      $     .26
     Cumulative Effect of a Change in Accounting Principle                  --           (.12)
                                                                     ---------      ---------
     Net Earnings Per Common Share                                   $     .28      $     .14
                                                                     =========      =========

DILUTED
     Earnings Before Cumulative Effect of a Change in Accounting
        Principle                                                    $     .28      $     .25
     Cumulative Effect of a Change in Accounting Principle                  --           (.11)
                                                                     ---------      ---------
     Net Earnings Per Common Share                                   $     .28      $     .14
                                                                     =========      =========

WEIGHTED AVERAGE SHARES OUTSTANDING
     BASIC                                                              27,179         26,495
                                                                     =========      =========
     DILUTED                                                            28,064         27,081
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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       13 WEEKS      13 WEEKS
                                                                         ENDED         ENDED
                                                                       JULY 31,      AUGUST 1,
                                                                         1999          1998
Cash flows from operating activities:
    Net earnings before minority interest                              $  6,760      $  3,760
    Adjustments to reconcile net earnings before minority interest to net cash flows provided from operations:
              Non-cash cumulative effect of a change in accounting
                   principle                                                 --         3,040
              Depreciation and amortization                               6,924         4,769
              Deferred income taxes                                         829           522
              Changes in operating assets and liabilities:
                   Accounts receivable                                  (16,814)      (13,178)
                   Inventories                                            1,992         2,330
                   Prepaid expenses and other current assets               (884)        3,271
                   Other assets                                         (12,271)        1,068
                   Accounts payable, accrued expenses and other
                          long term liabilities                         (10,213)         (501)
                                                                       --------      --------
Net cash flows (used in) provided from operating activities             (23,677)        5,081
                                                                       --------      --------

Cash Flows from Investing Activities:
    Capital Expenditures                                                 (6,987)      (13,261)
                                                                       --------      --------
Net cash flows used in investing activities                              (6,987)      (13,261)
                                                                       --------      --------

Cash Flows from Financing Activities:
    Net proceeds from revolver borrowings                                28,591        22,559
    Repayments of long-term borrowings                                   (5,000)       (3,750)
    Purchase of treasury stock                                             (503)      (11,597)
    Purchase of common stock purchase warrant                            (4,200)           --
    Issuance of common stock                                              1,302           309
                                                                       --------      --------
Net cash flows provided from financing activities                        20,190         7,521
                                                                       --------      --------

Effect of exchange rate changes on cash and cash equivalents               (225)         (102)
                                                                       --------      --------

Decrease in cash and cash equivalents                                   (10,699)         (761)
Cash and cash equivalents at beginning of period                         11,755         7,268
                                                                       --------      --------

Cash and cash equivalents at end of period                             $  1,056      $  6,507
                                                                       ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Interest paid, net of capitalized amounts                         $  3,880      $  2,028
                                                                       ========      ========
     Income taxes paid                                                 $  5,580      $  2,896
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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and the changes in cash flows at July 31, 1999 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's May 1, 1999 Annual Report to Stockholders on Form 10-K as filed with the Securities and Exchange Commission ("1999 Form 10-K").

The results of operations for the 13 week period ended July 31, 1999 are not necessarily indicative of the results for the full year.

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

The following unaudited pro forma information for the thirteen week period ended August 1, 1998 includes the operations of the Company, inclusive of the operations of Queens, as if the acquisition had occurred at the beginning of the respective periods presented. The pro forma gives effect to the amortization expense associated with the excess of cost over the fair value of net assets acquired, adjustments related to the fair market value of the net assets acquired, shares issued in connection with the transaction, interest expense related to financing the acquisition, and related income tax effects.

                                                                                        THIRTEEN WEEKS
                                                                                             ENDED
                                                                                        AUGUST 1, 1998
Revenues                                                                                   $151,048
                                                                                           ========
Earnings from Operations                                                                   $ 14,158
                                                                                           ========
Net Earnings Before Cumulative Effect of a Change in Accounting Principle                  $  6,421
                                                                                           ========
Net Earnings Per Share Before Cumulative Effect of a Change in Accounting Principle
        Basic                                                                              $    .23
                                                                                           ========
        Diluted                                                                            $    .23
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

4.       INVENTORIES

Inventories consist of the following:

                                                                      JULY 31, 1999       MAY 1, 1999
         Raw materials and supplies                                      $19,708            $20,286
         Work in process                                                  10,923              8,951
         Finished goods                                                   19,511             23,417
                                                                        --------           --------
                                                                         $50,142            $52,654
                                                                         =======            =======

5.       COMPREHENSIVE INCOME

The Company's total comprehensive earnings were as follows:

                                                                             THIRTEEN WEEKS ENDED
                                                                       JULY 31, 1999     AUGUST 1, 1998
Net earnings                                                             $ 7,743            $ 3,760
Other comprehensive earnings (losses):
     Change in equity due to foreign currency translation adjustment      (2,270)            (3,139)
                                                                        ---------          ---------
Comprehensive Earnings                                                   $ 5,473           $    621
                                                                         =======           ========

6.       COMMITMENTS AND CONTINGENCIES

a.       Treasury Stock

The Company's Board of Directors has authorized the purchase of the Company's common stock as follows:

                DATE OF AUTHORIZATION                                    AUTHORIZED SHARES
                     January 1993                                           3.0 million
                    December 1995                                           3.0 million
                       April 1997                                           1.86 million

Shares are authorized for purchase from time to time in the open market, subject to the terms of the Company's credit facility. As of July 31, 1999, approximately 1.6 million shares remain authorized for purchase. Since July 31, 1999 and through September 1, 1999, the Company has purchased an additional 100 thousand shares of its common stock.

b.       New Facility / Cumulative Effect of Change in Accounting Principle

The Company has completed building a state-of-the-art manufacturing facility in the city of Guangzhou, China (the "China Facility"), which commenced operations in the third quarter of fiscal 1999. In the fourth quarter of fiscal 1999 the Company consummated a definitive agreement with Westvaco Corporation whereby it sold to Westvaco a 45% minority interest in its China Facility.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)

Included in earnings from operations for the 13 week period ended July 31, 1999 were losses of approximately $2.1 million (of which approximately $900 thousand is included in selling, general and administrative expenses). Included in earnings from operations for the 13 week period ended August 1, 1998 were losses of approximately $300 thousand (which was included in selling, general and administrative expenses).

c.       Environmental Matters

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

d.       1995 Performance Bonus Plan

In July 1995, the Board of Directors approved the 1995 Performance Bonus Plan (the "Plan"), applicable to its Chairman of the Board (the "Chairman"). Under the Plan, for each of the five fiscal years of the Company commencing with fiscal year 1996, the Chairman will be entitled to a graduated bonus (the "Performance Bonus") based upon a comparison of the Company's earnings from operations plus depreciation and amortization (the "Performance Measure") in that award year with the immediately preceding fiscal year. The size of the Performance Bonus, if any, is tied to the level of the Company's performance, as measured by the Performance Measure. The maximum Performance Bonus payable in respect of any award year under the Plan is $2.0 million. In 1998, the Board of Directors has approved and shareholders have ratified the extension of the Plan for an additional three years.

e.       Loans to Executives

In connection with their exercise of stock options, the Company made loans of approximately $527 thousand to its Chairman and approximately $657 to its President in the first quarter of fiscal 2000. The principle amounts and accrued interest on the loans (included as a component of additional paid-in capital) are due and payable October 2, 2000. The loans are collateralized by a pledges of 44,562 and 55,977 shares, respectively, of common stock.

f.       Common Stock Purchase Warrants

In July 1999, the Company purchased a previously issued warrant to purchase 525,000 shares of its common stock for approximately $4.2 million.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net Sales

Net sales for the 13 week period ended July 31, 1999 were $143.7 million compared to $115.4 million for the corresponding prior 13 week period, an increase of 24.6%. The revenue growth over the corresponding prior period represents the strength of the home entertainment market (including the effect of the acquisition of the Queens Group in the second quarter of fiscal 1999) partially offset by lower sales to the Company's tobacco customers, reflecting the softness in that industry.

The Company believes that future sales growth will be generated through continued penetration of the home entertainment and cosmetics and general consumer markets as well as its growth in China.

Cost of Sales

Cost of sales as a percentage of sales for the 13 week period ended July 31, 1999 was 75.7% as compared to 78.1% for the corresponding prior period. The decrease in cost of sales as a percentage of sales is primarily attributable to increased sales from the acquisition of Queens, whose sales had a favorable margin when compared to consolidated margins, favorable product mix, and favorable absorption of fixed overhead costs as a result of higher sales volume. The decrease in cost of sales as a percentage of sales is also attributable to savings derived from new equipment installed over the previous fiscal year. These decreases were partially offset by losses on initial sales from its facility in China.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (including the amortization of excess of cost over the fair value of net assets acquired) as a percentage of sales for the 13 week period ended July 31, 1999 was 14.4% as compared to 10.8% for the corresponding prior period. Selling, general and administrative expenses as a percentage of sales for the former Queens facilities are greater than that of existing Shorewood facilities.

Other Income, net

Other income, net for the 13 week period ended July 31, 1999 includes foreign exchange gains of $527 thousand and investment income of $259 thousand.

Other income, net, for the 13 week period ended August 1, 1998 includes foreign exchange gains of $495 thousand and approximately $108 thousand of investment income, offset by losses on disposal of fixed assets of $212 thousand.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

The Company's exposure to foreign exchange transaction gains or losses relate to the Company's Canadian facilities which have U.S. dollar denominated net assets. The Company believes that fluctuations in foreign exchange rates will not have a material impact on the operations or liquidity of the Company, based upon current and historical levels of working capital at the Canadian facilities. Recently, several Asian currencies have experienced weaknesses, which had the impact of reducing some demand for Company products produced in North America intended for ultimate use in export markets. The investments in the China Facility expose the Company to foreign exchange risks related to the Renminbi ("Rmb"). Should the Canadian dollar or Rmb weaken, the Company would experience a reduction in the net worth of the Company's investments in Canada and China (through the accumulated other comprehensive income account). In addition, net operating results (whether losses or profits) would be reduced. Exposure to foreign exchange transaction gains or losses in China is expected to be minimal as the Company expects to make purchases and sales in both Rmb and the US dollar, and settlement periods on both accounts receivable and accounts payable are expected to be short.

Interest Expense

Interest expense was $4.1 million for the 13 week period ended July 31, 1999 and $2.1 million for the corresponding prior period. The increase in interest costs for the 13 week period as compared to the corresponding prior period is primarily attributable to increased borrowings related to financing the acquisition of Queens and increased borrowings relating to the China Facility. Capitalized interest decreased from $514 thousand to $165 thousand, primarily related to the Company's completion of its facility in China during the third quarter of fiscal 1999. The Company anticipates that the amount of interest to be capitalized in fiscal 2000 will continue to be below the levels of the prior year.

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

In addition to the July 1997 swap agreement described above, the Company has the following swap agreements outstanding at July 31, 1999:

NOTIONAL AMOUNT           EXPIRING             LIBOR RATE
---------------           --------             ----------
$100.0 million            October 2000         4.84%
$ 35.0 million            May 2000             5.74%
$ 50.0 million            August 1999          5.46%

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

Income Taxes

The effective income tax rate for the 13 week period ended July 31, 1999 is 38.0% and was 39.0% for the corresponding prior period. These rates reflect a blend of domestic and foreign taxes and are adjusted periodically based upon the estimated annual effective tax rate, which for the entire fiscal year ended May 1, 1999 was 36.2%.

The China Facility will enjoy a tax holiday for the first three years of profitable operations, and thereafter be taxed at lower rates than the Company's North American operations. Anticipated losses during the early periods of operation will not result in related tax benefits. Such benefits will be recognized when realized. The Company anticipates that this situation will temporarily result in an increase in its effective tax rate in fiscal 2000.

China Facility / Start-Up Costs / Minority Interest

The Company has completed building a state-of-the-art manufacturing facility in the city of Guangzhou, China (the "China Facility"), which commenced operations in the third quarter of fiscal 1999. In the fourth quarter of fiscal 1999 the Company consummated a definitive agreement with Westvaco Corporation whereby it sold to Westvaco a 45% minority interest in its China Facility.

Included in earnings from operations for the 13 week period ended July 31, 1999 were losses of approximately $2.1 million (of which approximately $900 thousand is included in selling, general and administrative expenses). Included in earnings from operations for the 13 week period ended August 1, 1998 were losses of approximately $300 thousand (which was included in selling, general and administrative expenses).

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at July 31, 1999 was $1.1 million as compared to $11.8 million at May 1, 1999, and working capital was $35.9 million as compared to $23.5 million as of the same dates respectively. The current ratio at July 31, 1999 was 1.4 to one and was 1.2 to one at May 1, 1999. The Company has a cash management program whereby collection of accounts receivable are used to retire revolver obligations, and payments of accounts payable and accrued expenses are funded through the revolving credit facility.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Cash flow from operating activities for the 13 week period ended July 31, 1999 was $14.5 million before changes in operating assets and liabilities as compared to $12.1 million for the corresponding prior period. Cash flows from operations as well as borrowings under the Company's credit facilities were used to support $7.0 million in capital investments and the repurchase of a previously issued common stock purchase warrant of approximately $4.2 million. The Company anticipates that capital expenditures will approximate $32.0 million for all of fiscal 2000.

The Company's Board of Directors has authorized the purchase of the Company's common stock as follows:

                DATE OF AUTHORIZATION                                    AUTHORIZED SHARES
                     January 1993                                           3.0 million
                    December 1995                                           3.0 million
                       April 1997                                           1.86 million

Shares are authorized for purchase from time to time in the open market, subject to the terms of the Company's credit facility. As of July 31, 1999, approximately 1.6 million shares remain authorized for purchase. Since July 31, 1999 and through September 1, 1999, the Company has purchased an additional 100 thousand shares of its common stock.

The Board and management of the Company believe the long-term outlook for the Company to be promising and that the Company's common stock represents an attractive investment opportunity. The treasury stock purchases will be made from time to time as market conditions permit.

In October 1998, in order to facilitate the acquisition of Queens and other global opportunities which may arise over the next several years, the Company entered into a new credit agreement with its lending banks to replace its existing credit facility. The new credit facility provides for up to $325 million of borrowings and consists of a $100 million term loan to be paid in equal quarterly installments over five years and a $225 million revolving credit facility maturing at the end of five years. The revolving credit is available, in its entirety, without any borrowing base limitation. Borrowings pursuant to the facility will bear interest at the discretion of the Company, at either the Bank's prime rate or at the LIBOR rate plus 62.5 to 125 basis points based upon financial ratios as defined in the underlying Agreement. Unused commitment fees will range from 20 to 30 basis points, based upon the same financial ratios. At July 31, 1999, the Company had borrowings under the revolving facility of $186.3 million.

The underlying loan agreement for the borrowings referred to above includes covenants related to levels of debt to cash flow, current assets to current liabilities, fixed charge coverage, net worth and investments (including investments in the Company's own common stock), and limits the amount of retained earnings available for payment of dividends (other than dividends in the Company's common stock). At July 31, 1999, there was approximately $36.0 million of retained earnings available for the payment of dividends. The borrowings are collateralized by substantially all of the capital stock of the Company's subsidiaries.

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

YEAR 2000

State of Readiness

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

With regard to its internal business systems, the Company has been preparing for Year 2000 since mid-1997. As of July 31, 1999, the Company's assessment is that a significant proportion of information systems and applications have been rendered Year 2000 ready. Although the percentages of this work completed vary across the Company's operations, the Company plans to complete the process of making all its significant internal information systems Year 2000 ready by November 1999.

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

Program Costs

As at July 31, 1999, cumulative Year 2000 program costs are estimated to be less than $1 million. This estimate includes internal costs (i.e., related payroll and required downtime) and external costs (i.e., hiring outside consultants to assist in compliance efforts). Year 2000 program costs do not include the cost of major new business system implementations scheduled prior to or independently from the Company's specific Year 2000 compliance efforts described herein. Estimated costs would have been substantially greater but for the fact that recent modernization of many of the Company's business systems discussed above involved the replacement of legacy software with new software which is Year 2000 compliant. The Year 2000 program costs have been funded by operating cash flow and expensed as incurred. The Company does not expect a material adverse impact on its long-term results of operations, liquidity or financial position as a result of Year 2000 program costs. Cost estimates may be refined as technical assessment, remediation and testing continue and as compliance status information becomes available from third-party business associates.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Risks

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

         None

Item 3   DEFAULTS UPON SENIOR SECURITIES

         None

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5   OTHER INFORMATION

         None

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         10.127--  Promissory Note of Howard M. Liebman dated June 23, 1999.

         10.128--  Promissory Note of Howard M. Liebman dated July 26, 1999.

         10.129--  Promissory Note of Marc P. Shore dated July 26, 1999.

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

                                         SHOREWOOD PACKAGING CORPORATION
                                                   (Registrant)

                                        by:  /s/ Howard M. Liebman
                                             -----------------------------------
                                                 Howard M. Liebman
                                                 President and Chief Financial
                                                 Officer

Dated:  September 14, 1999