Form 10-Q
period 1999-10-30
SHOREWOOD PACKAGING CORP
filed 1999-12-14
CIK 800266

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 1999
                               ----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934
For the transition period from _________________ to_______________________.

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

                     YES     [X]               NO       [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

DECEMBER 1, 1999                                               27,367,000
     Date                                                  Number of Shares

                         SHOREWOOD PACKAGING CORPORATION
                                AND SUBSIDIARIES


INDEX                                                                                   PAGE
Part I:  Financial Statements

Consolidated Balance Sheets
         October 30, 1999 (Unaudited) and
         May 1, 1999 (Audited)                                                            3

Consolidated Condensed Statements of Earnings
         13 weeks ended October 30, 1999 (Unaudited) and
         13 weeks ended October 31, 1998 (Unaudited)                                      4

Consolidated Condensed Statements of Earnings
         26 weeks ended October 30, 1999 (Unaudited) and
         26 weeks ended October 31, 1998 (Unaudited)                                      5

Consolidated Condensed Statements of Cash Flows
         26 weeks ended October 30, 1999 (Unaudited) and
         26 weeks ended October 31, 1998 (Unaudited)                                      6

Notes to Consolidated Condensed Financial Statements                                     7 - 10

Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                             11 - 17

Part II: Other Information                                                               18

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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                       OCTOBER 30,         MAY 1,
                                                                          1999              1999
                                                                       (UNAUDITED)        (AUDITED)
ASSETS
------
Current Assets:
     Cash and cash equivalents                                      $      7,732            $11,755
     Accounts receivable, net                                             85,740             51,295
     Inventories                                                          49,394             52,654
     Prepaid expenses and other current assets                             9,642              8,212
                                                                        --------           --------
          Total Current Assets                                           152,508            123,916
Property, Plant and Equipment, net                                       247,230            243,448
Excess of Cost Over the Fair Value of Net Assets Acquired, net           122,143            123,954
Other Assets                                                              39,660             24,145
                                                                        --------           --------
                                                                        $561,541           $515,463
                                                                        ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
     Accounts payable                                                    $44,226            $44,130
     Accrued expenses                                                     35,718             32,064
     Income taxes payable                                                  1,773              4,215
     Current maturities of long-term debt                                 20,000             20,000
                                                                       ---------          ---------
          Total Current Liabilities                                      101,717            100,409
Long-Term Debt                                                           261,800            227,712
Other Long-Term Liabilities                                                  975              1,032
Minority Interest                                                         13,155             14,981
Deferred Income Taxes                                                     27,049             24,857
                                                                       ---------          ---------
          Total Liabilities                                              404,696            368,991
                                                                       ---------          ---------

Commitments and Contingencies

Stockholders' Equity:
     Series A preferred stock, $10 par value; 50,000 shares
          authorized, none issued                                             -                  -
     Preferred stock, $10 par value; 5,000,000 shares authorized
          none issued                                                         -                  -
     Common stock, $.01 par value; 60,000,000 shares authorized;
          35,776,995 issued and 27,306,571 outstanding in October and
          35,544,464 issued and 27,457,269 outstanding in May                358                355
     Additional paid-in capital                                           72,086             74,763
     Retained earnings                                                   172,301            153,003
     Accumulated other comprehensive income                               (5,430)            (4,997)
     Treasury stock (8,470,424 and 8,087,195 shares at
          cost in October and May)                                       (82,470)           (76,652)
                                                                        --------           --------
          Total Stockholders' Equity                                     156,845            146,472
                                                                        --------           --------
                                                                        $561,541           $515,463
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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                        13 WEEKS           13 WEEKS
                                                                         ENDED               ENDED
                                                                       OCTOBER 30,        OCTOBER 31,
                                                                          1999               1998

Net Sales                                                               $165,308           $145,378
                                                                        --------           --------
Costs and Expenses:
     Cost of Sales                                                       121,480            110,153
     Selling, General and Administrative                                  21,026             16,010
     Amortization of Excess of Cost Over the Fair Value of Net
         Assets Acquired                                                     877                430
                                                                        --------            -------
Earnings from Operations                                                  21,925             18,785
Other (Expense) Income, net                                                 (127)               468
Interest Expense                                                          (4,520)            (3,005)
                                                                        --------            -------

Earnings Before Provision for Income Taxes, Minority Interest
   and Extraordinary Item                                                 17,278             16,248
Provision for Income Taxes                                                 6,566              6,338
                                                                        --------            -------

Earnings Before Minority Interest and Extraordinary Item                  10,712              9,910
Minority Interest                                                            843                  -
                                                                        --------            -------

Earnings Before Extraordinary Item                                        11,555              9,910
Extraordinary Item, net of Income Tax Benefit of $177                          -               (277)
                                                                        --------            -------

Net Earnings                                                             $11,555             $9,633
                                                                       =========            =======

EARNINGS PER SHARE INFORMATION:
BASIC
     Earnings Before Extraordinary Item                                 $    .43           $    .37
          Extraordinary Item                                                   -              (0.01)
                                                                       ---------           ---------
     Net Earnings Per Common Share                                      $    .43               $.36
                                                                       =========           =========
DILUTED
     Earnings Before Extraordinary Item                                 $    .42           $    .37
     Extraordinary Item                                                        -              (0.01)
                                                                       ----------          ---------
     Net Earnings Per Common Share                                      $    .42               $.36
                                                                       =========           =========
WEIGHTED AVERAGE SHARES OUTSTANDING
     BASIC                                                                27,095             26,451
                                                                       =========           ========
     DILUTED                                                              27,700             27,112
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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                        26 WEEKS            26 WEEKS
                                                                          ENDED              ENDED
                                                                       OCTOBER 30,         OCTOBER 31,
                                                                           1999              1998
Net Sales                                                               $309,019           $260,737
                                                                        --------           --------
Costs and Expenses:
     Cost of Sales                                                       230,254            200,207
     Selling, General and Administrative                                  40,896             28,269
     Amortization of Excess of Cost Over the Fair Value of Net
         Assets Acquired                                                   1,724                634
                                                                       ---------           --------

Earnings from Operations                                                  36,145             31,627
Other Income, net                                                            656                859
Interest Expense                                                          (8,620)            (5,091)
                                                                       ----------         ---------

Earnings Before Provision for Income Taxes, Minority Interest,
   Extraordinary Item and Cumulative Effect of a
   Change in Accounting Principle                                         28,181             27,395
Provision for Income Taxes                                                10,709             10,685
                                                                       ---------             ------

Earnings Before Minority Interest, Extraordinary Item and
   Cumulative Effect of a Change in Accounting Principle                  17,472             16,710
Minority Interest                                                          1,826                  -
                                                                      ----------       ------------

Earnings Before Extraordinary Item and
   Cumulative Effect of a Change in Accounting Principle                  19,298             16,710
Extraordinary Item, net of Income Tax Benefit of $177                          -               (277)
Cumulative Effect on Prior Years Related to the Adoption of
   SOP 98-5 Reporting on the Cost of Start-Up Activities                       -             (3,040)
                                                                      ----------         -----------
Net Earnings                                                             $19,298            $13,393
                                                                         =======          =========

EARNINGS PER SHARE INFORMATION:
BASIC
     Earnings Before Extraordinary Item and Cumulative Effect of a
        Change in Accounting Principle                                 $     .71         $     .63
     Extraordinary Item                                                      -               (0.01)
     Cumulative Effect of a Change in Accounting Principle                   -               (0.11)
                                                                       ---------           --------
     Net Earnings Per Common Share                                       $  . 71              $.51
                                                                       =========           ========

DILUTED
     Earnings Before Extraordinary Item and Cumulative Effect of a
        Change in Accounting Principle                                   $   .69         $     .62
     Extraordinary Item                                                        -             (0.01)
     Cumulative Effect of a Change in Accounting Principle                     -             (0.12)
                                                                        ---------        ---------
     Net Earnings Per Common Share                                        $  .69             $.49
                                                                        =========       =========
WEIGHTED AVERAGE SHARES OUTSTANDING

     BASIC                                                                27,137            26,473
                                                                         =======            ======
     DILUTED                                                              27,882            27,097
                                                                          ======            ======

   The accompanying notes are an integral part of these financial statements.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                        26 WEEKS            26 WEEKS
                                                                         ENDED               ENDED
                                                                       OCTOBER 30,         OCTOBER 31,
                                                                          1999                1998

Cash flows from operating activities:
    Net earnings before minority interest                                $17,472            $13,393
    Adjustments to reconcile earnings to net cash flows
         provided from operations:
              Non-cash cumulative effect of change in
                   accounting principle                                        -              3,040
              Non-cash extraordinary item, net of tax                          -                277
              Depreciation and amortization                               14,128             10,144
              Deferred income taxes                                        2,228              1,353
              Changes in operating assets and liabilities:
                   Accounts receivable                                   (34,572)           (22,645)
                   Inventories                                             3,137              4,202
                   Prepaid expenses and other current assets              (1,441)             2,023
                   Other assets                                          (15,746)               346
                   Accounts payable, accrued expenses and other
                          long term liabilities                            1,407              7,527
                                                                       ----------         ---------
Net cash flows (used in) provided from operating activities              (13,387)            19,660
                                                                       ----------         ---------

Cash Flows from Investing Activities:
    Capital expenditures                                                 (15,841)           (22,052)
    Business acquisitions, net of cash acquired                                -           (120,729)
                                                                       ----------         ----------

Net cash flows used in investing activities                              (15,841)          (142,781)
                                                                       ----------         ----------

Cash Flows from Financing Activities:
    Net proceeds from revolver borrowings                                 39,088            120,699
    Additions to long-term borrowings                                          -            100,000
    Repayments of long-term borrowings                                    (5,000)           (82,728)
    Purchase of treasury stock                                            (5,818)           (15,933)
    Purchase of Common Stock Purchase Warrant                             (4,200)                 -
    Issuance of common stock                                               1,526                550
                                                                       ---------          ---------
Net cash flows provided from financing activities                         25,596            122,588
                                                                       ---------          ---------

Effect of exchange rate changes on cash and cash equivalents                (391)               (73)
                                                                       ---------          ---------

Decrease in cash and cash equivalents                                     (4,023)              (606)
Cash and cash equivalents at beginning of period                          11,755              7,268
                                                                       ---------          ---------

Cash and cash equivalents at end of period                                $7,732             $6,662
                                                                       =========          =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Interest paid, net of capitalized amounts                            $8,128             $6,859
                                                                       =========          =========
     Income taxes paid                                                   $11,009             $7,566
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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

1.       BASIS OF PRESENTATION

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and the changes in cash flows at October 30, 1999 and for all periods presented. Certain reclassifications have been made to the prior periods' balances in order to conform to the current period's presentation.

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

The results of operations for the 13 week period and 26 week period ended October 30, 1999 are not necessarily indicative of the results for the full year.

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

The following unaudited pro forma information for the twenty-six week period ended October 31, 1998 includes the operations of the Company, inclusive of the operations of Queens, as if the acquisition had occurred at the beginning of the respective period presented. The pro forma gives effect to the amortization expense associated with the excess of cost over the fair value of net assets acquired, adjustments related to the fair market value of the net assets acquired, shares issued in connection with the transaction, interest expense related to financing the acquisition, and related income tax effects.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (continued)

                                                                                             26 WEEKS ENDED
                                                                                           OCTOBER 31, 1998
Revenues                                                                                           $326,240
                                                                                                 ----------
Earnings from Operations                                                                            $35,024
                                                                                                 ==========
Net Earnings Before Extraordinary Items and
                Cumulative Effect of a Change in Accounting Principle                               $16,902
                                                                                                 ==========
Net Earnings Per Share Before Extraordinary Items and
     Cumulative Effect of a Change in Accounting Principle
        Basic                                                                                          $.62
                                                                                                   ========
       Diluted                                                                                         $.61
                                                                                                   ========

3.       INCOME TAXES

The effective income tax rate for the three and six month periods ended October 30, 1999 is 38.0% and was 39.0% for the corresponding prior periods. These rates reflect a blend of domestic and foreign taxes and are adjusted periodically based upon the estimated annual effective tax rate and any increase or decrease in the provision for income taxes is reflected in the period in which the estimate is changed. The effective income tax rate for the entire fiscal year ended May 1, 1999 was 36.2%.

4.       INVENTORIES

Inventories consist of the following:

                                                                     OCTOBER 30, 1999            MAY 1, 1999
         Raw materials and supplies                                      $19,974                   $20,286
         Work in process                                                  10,117                     8,951
         Finished goods                                                   19,303                    23,417
                                                                        --------                  --------
                                                                         $49,394                   $52,654
                                                                        ========                  ========

5.       COMPREHENSIVE INCOME

The Company's total comprehensive earnings were as follows:

                                                                          26 WEEKS ENDED       26 WEEKS ENDED
                                                                         OCTOBER 30, 1999     OCTOBER 31, 1998
Net earnings                                                                   $19,298           $ 13,393
Other comprehensive earnings (losses):
     Change in equity due to foreign currency translation adjustment              (433)            (4,534)
                                                                               --------          ---------
Comprehensive earnings                                                         $18,865          $   8,859
                                                                               =======           =========

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

a.       Treasury Stock

The Company's Board of Directors has authorized the purchase of the Company's common stock as follows:

                DATE OF AUTHORIZATION                                   AUTHORIZED SHARES

                    January 1993                                           3.0 million
                    December 1995                                          3.0 million
                     April 1997                                            1.86 million

Shares are authorized for purchase from time to time in the open market, subject to the terms of the Company's credit facility. As of October 30, 1999, approximately 1.26 million shares remain authorized for purchase.

b.       New Facility

The Company has completed building a state-of-the-art manufacturing facility in the city of Guangzhou, China (the "China Facility"), which commenced operations in the third quarter of fiscal 1999. In the fourth quarter of fiscal 1999 the Company consummated a definitive agreement with Westvaco Corporation whereby it sold to Westvaco a 45% minority interest in its China Facility.

Included in earnings from operations for the 26 week period ended October 30, 1999 were losses of approximately $3.9 million (of which approximately $1.9 million is included in selling, general and administrative expenses). Included in earnings from operations for the 26 week period ended October 31, 1998 were losses of approximately $950 thousand (which was included in selling, general and administrative expenses).

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

d.       1995 Performance Bonus Plan

In July 1995, the Board of Directors approved the 1995 Performance Bonus Plan (the "Plan"), applicable to its Chairman of the Board (the "Chairman"). Under the Plan, for each of the five fiscal years of the Company commencing with fiscal year 1996, the Chairman will be entitled to a graduated bonus (the "Performance Bonus") based upon a comparison of the Company's earnings from operations plus depreciation and amortization (the "Performance Measure") in that award year with the immediately preceding fiscal year. The size of the Performance Bonus, if any, is tied to the level of the Company's performance, as measured by the Performance Measure. The maximum Performance Bonus payable in respect of any award year under the Plan is $2.0 million. In 1998, the Board of Directors approved and shareholders have ratified the extension of the Plan for an additional three years.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (continued)

e.       Loans to Executives

In connection with their exercise of stock options, the Company made loans of approximately $527 thousand to its Chairman and approximately $657 to its President in the first quarter of fiscal 2000. The principle amounts and accrued interest on the loans (included as a component of additional paid-in capital) are due and payable October 2, 2000. The loans are collateralized by pledges of 44,562 and 55,977 shares, respectively, of common stock.

During fiscal 2000, the Company advanced to its Chairman approximately $2.6 million . These advances were repaid in December, 1999 including interest at an annual rate of 6.71%.

f.       Common Stock Purchase Warrants

In July 1999, the Company purchased a previously issued warrant to purchase 525,000 shares of its common stock for approximately $4.2 million.


7.       SUBSEQUENT EVENTS


On October 26, the Company made a proposal to the Board of Directors of Chesapeake Corporation ("Chesapeake") to acquire all of the outstanding shares of that company for $40.00 per share. That proposal was rejected by Chesapeake on November 10, 1999. Chesapeake's rejection included a counterproposal that Chesapeake acquire Shorewood for cash consideration of $16.50 a share. Shorewood's Board of Directors has rejected the counterproposal as being inconsistent with the company's strategic plan to position itself as the premier supplier of high end folding cartons to a multinational customer base. Shorewood owned 809,000 Chesapeake shares or 4.62% of Chesapeake as of October 29, 1999, the date of Chesapeake's most recent 10-Q.

On November 29, 1999 an institutional investor agreed to sell 14.9% of the outstanding shares of the Company to Chesapeake for $17.25 per share. The regulatory filing disclosed that the institution would receive additional consideration in the event the Company was acquired by Chesapeake or a third party at a higher price.

On December 3, 1999 Chesapeake announced that through its wholly owned subsidiary, Sheffield, Inc., it was commencing a tender offer for all of Shorewood's outstanding shares at a $17.25 per share, subject to the satisfaction of a number of conditions. Concurrently with the commencement of the tender offer, Chesapeake filed materials to begin a consent solicitation process with the ultimate intention of amending Shorewood's by-laws so as to permit the removal of the Company's Board of Directors and replacing it with Chesapeake's nominees. On December 10, 1999 the Company caused its preliminary consent revocation statement to be filed with the SEC.

In addition, Chesapeake and its subsidiary filed a lawsuit in Delaware Chancery Court for New Castle County (C.A. 17626) seeking to revoke certain by-law amendments recently adopted by Shorewood's board of directors. In addition, Chesapeake commenced a declaratory judgment action in the Federal District Court of Delaware (C.A. No. 99-830) seeking a declaration that Chesapeake's tender offer complies with federal securities laws.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales

Net sales for the three and six month periods ended October 30, 1999 were $165.3 million and $309.0 million as compared to net sales of $145.4 million and $260.7 million for the corresponding prior periods, an increase of 13.7% and 18.6%, respectively. The revenue growth over the corresponding prior period represents the strength of the home entertainment market (including the effect of the acquisition of the Queens Group in the second quarter of fiscal 1999) partially offset by lower sales to the Company's tobacco customers, reflecting the softness in that industry.

The Company believes that future sales growth will be generated through continued penetration of the home entertainment and cosmetics and general consumer markets as well as its growth in China.

Cost of Sales

Cost of sales as a percentage of sales for the three and six month periods ended October 30, 1999 were 73.5% and 74.6% as compared to 75.8% and 76.8% for the corresponding prior periods. The decrease in cost of sales as a percentage of sales is attributable to increased sales from the acquisition of Queens, whose sales had a favorable margin when compared to consolidated margins, favorable product mix, and favorable absorption of fixed overhead costs as a result of higher sales volume. The decrease in cost of sales as a percentage of sales is also attributable to savings derived from new equipment installed over the previous fiscal year and purchasing and manufacturing synergies resulting from the successful integration of the acquired operations. These decreases were partially offset by losses on initial sales from its facility in China.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales for the three and six month periods ended October 31, 1998 were 12.7% and 13.2% as compared to 11.0% and 10.8% for the corresponding prior periods. Selling, general and administrative expense as a percentage of sales for the former Queens facilities are greater than that of existing Shorewood facilities.

Excess of Cost Over the Fair Value of Net Assets Acquired

The increase in the amortization of excess of cost over the fair value of net assets acquired in Fiscal 2000 as compared to fiscal 1999 is directly related to the acquisition of Queens.

Other Income, net

Other (expense) income, net, for the three and six month periods ended October 30, 1999 was $(127) thousand and $656 thousand, respectively. The net expense for the three month period includes net foreign exchange losses of $415 thousand, offset by approximately $185 thousand of investment income and $103 thousand of gains on disposal of fixed assets. The net gain for the six month period includes net foreign exchange gains of $112 thousand, approximately $444 thousand of investment income, and approximately $100 thousand of gains on disposal of fixed assets.

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

The Company's exposure to foreign exchange transaction gains or losses relate to the Company's Canadian facilities which have U.S. dollar denominated net assets. The Company believes that fluctuations in foreign exchange rates will not have a material impact on the operations or liquidity of the Company, based upon current and historical levels of working capital at the Canadian facilities. Recently, several Asian currencies have experienced weaknesses, which had the impact of reducing some demand for Company products produced in North America intended for ultimate use in export markets. The investments in the China Facility expose the Company to foreign exchange risks related to the Renminbi ("Rmb"). Should the Canadian dollar or Rmb weaken, the Company would experience a reduction in the net worth of the Company's investments in Canada and China (through the accumulated other comprehensive income account). In addition, net operating results (whether losses or profits) would be reduced. Exposure to foreign exchange transaction gains or losses in China is expected to be minimal as the Company expects to make purchases and sales in both Rmb and the US dollar, and settlement periods on both accounts receivable and accounts payable are expected to be short. In addition, the Rmb exchange value is centrally controlled by the government of China. Although not anticipated, any sudden change in the Rmb exchange rate by the Chinese government could impact the Company's Chinese operations.

Interest Expense

Interest expense for the three and six month periods ended October 30, 1999 was $4.5 million and $8.6 million as compared to $3.0 million and $5.0 million for the corresponding prior periods. The increase in interest costs is primarily attributable to increased borrowings relating to financing the acquisition of Queens and funding non-cash working capital. Capitalized interest decreased from $508 thousand to $150 thousand for the three month period and from $1.0 million to $315 thousand for the six month period, primarily related to the Company's completion of its facility in China during the third quarter of fiscal 1999. The Company anticipates that the amount of interest to be capitalized in fiscal 2000 will continue to be below the levels of the prior year.

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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

In addition to the July 1997 swap agreement described above, the Company has the following swap agreements outstanding at October 30, 1999:

NOTIONAL AMOUNT         EXPIRING             LIBOR RATE
---------------         --------             ----------
$100.0 million          October 2000         4.84%
$ 35.0 million          May 2000             5.74%

On June 16, 1998, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Adoption of SFAS No. 133 is not required at this time. In July 1999, the Financial Accounting Standards Board adopted SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133--an amendment of SFAS No. 133." SFAS 137 defers the effective date of SFAS 133 until June 15, 2000. The adoption of SFAS No. 133 and SFAS No. 137 are not expected to have a material impact on the Company's financial statements.

Income Taxes

The effective income tax rate for the three and six month periods ended October 30, 1999 is 38.0% and was 39.0% for the corresponding prior periods. These rates reflect a blend of domestic and foreign taxes and are adjusted periodically based upon the estimated annual effective tax rate, which for the entire fiscal year ended May 1, 1999 was 36.2%.

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

Included in earnings from operations for the 26 week period ended October 30, 1999 were losses of approximately $3.9 million (of which approximately $1.9 million is included in selling, general and administrative expenses). Included in earnings from operations for the 26 week period ended October 31, 1998 were losses of approximately $950 thousand (which was included in selling, general and administrative expenses).

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at October 30, 1999 was $7.7 million as compared to $11.8 million at May 1, 1999, and working capital was $51.6 million as compared to $23.5 million as of the same dates respectively. The current ratio at October 30, 1999 was 1.5 to one and was 1.2 to one at May 1, 1999. The Company has a cash management program whereby collection of accounts receivable are used to retire revolver obligations, and payments of accounts payable and accrued expenses are funded through the revolving credit facility.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  (CONTINUED)

Cash flow from operating activities for the six months ended October 30, 1999 was $33.8 million before changes in operating assets and liabilities as compared to $28.2 million for the corresponding prior period. Cash flows from operations as well as borrowings under the Company's credit facilities were used to support $15.8 million in capital investments. In addition, the Company purchased approximately $5.8 million of treasury stock under the Board of Directors authorized program described below. The Company anticipates that capital expenditures will approximate $32.0 million for all of fiscal 2000.

The Company's Board of Directors has authorized the purchase of the Company's common stock as follows:

                DATE OF AUTHORIZATION                                   AUTHORIZED SHARES
                    January 1993                                           3.0 million
                    December 1995                                          3.0 million
                     April 1997                                            1.86 million

Shares are authorized for purchase from time to time in the open market, subject to the terms of the Company's credit facility. As of October 30, 1999, approximately 1.26 million shares remain authorized for purchase.

The Board and management of the Company believe the long-term outlook for the Company to be promising and that the Company's common stock represents an attractive investment opportunity. The treasury stock purchases will be made from time to time as market conditions permit.

In October 1998, in order to facilitate the acquisition of Queens as described in Note 2 and other global opportunities which may arise over the next several years, the Company entered into a new credit agreement with its lending banks to replace its existing credit facility. The new credit facility provides for up to $325 million of borrowings and consists of a $100 million term loan to be paid in equal quarterly installments over five years and a $225 million revolving credit facility maturing at the end of five years. The revolving credit is available, in its entirety, without any borrowing base limitation. Borrowings pursuant to the facility will bear interest at the discretion of the Company, at either the Bank's prime rate or at the LIBOR rate plus 62.5 to 125 basis points based upon financial ratios as defined in the underlying Agreement. Unused commitment fees will range from 20 to 30 basis points. At October 31, 1999, the Company had borrowings under the revolving credit facility of $196.8 million.

The underlying loan agreement contains covenants related to levels of debt to cash flow, current assets to current liabilities, fixed charge coverage, net worth and investments (including investments in the Company's own common stock), and restricts the amount of retained earnings available for payment of dividends. At October 31, 1999, there was approximately $38.6 million of retained earnings available for the payment of dividends.

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

With regard to its internal business systems, the Company has been preparing for Year 2000 since mid-1997. The Company's assessment is that a significant proportion of information systems and applications have been rendered Year 2000 ready; however, the Company continues to monitor the status of its systems.

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

Program Costs

As at October 30, 1999, cumulative Year 2000 program costs are estimated to be less than $1 million. This estimate includes internal costs (i.e., related payroll and required downtime) and external costs (i.e., hiring outside consultants to assist in compliance efforts). Year 2000 program costs do not include the cost of major new business system implementations scheduled prior to or independently from the Company's specific Year 2000 compliance efforts described herein. Estimated costs would have been substantially greater but for the fact that recent modernization of many of the Company's business systems discussed above involved the replacement of legacy software with new software which is Year 2000 compliant. The Year 2000 program costs have been funded by operating cash flow and expensed as incurred. The Company does not expect a material adverse impact on its long-term results of operations, liquidity or financial position as a result of Year 2000 program costs. Cost estimates may be refined as technical assessment, remediation and testing continue and as compliance status information becomes available from third-party business associates.

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

Contingency Plans

Contingency plans for business and process control systems began to be implemented in April 1999. Such plans include the identification of alternate suppliers; coordination with and support of customers to encourage placement of orders and subsequent delivery of products in late 1999 rather than in early 2000; accumulation of raw material inventory; identification of manual alternatives; and identification and implementation of alternative communication methods. Contingency plans will continue to be reassessed and refined as additional information becomes available

SUBSEQUENT EVENTS

On October 26, the Company made a proposal to the Board of Directors of Chesapeake Corporation ("Chesapeake") to acquire all of the outstanding shares of that company for $40.00 per share. That proposal was rejected by Chesapeake on November 10, 1999. Chesapeake's rejection included a counterproposal that Chesapeake acquire Shorewood for cash consideration of $16.50 a share. Shorewood's Board of Directors has rejected the counterproposal as being inconsistent with the company's strategic plan to position itself as the premier supplier of high end folding cartons to a multinational customer base. Shorewood owned 809,000 Chesapeake shares or 4.62% of Chesapeake as of October 29, 1999, the date of Chesapeake's most recent 10-Q.

On November 29, 1999 an institutional investor agreed to sell 14.9% of the outstanding shares of the Company to Chesapeake for $17.25 per share. The regulatory filing disclosed that the institution would receive additional consideration in the event the Company was acquired by Chesapeake or a third party at a higher price.

On December 3, 1999 Chesapeake announced that through its wholly owned subsidiary, Sheffield, Inc., it was commencing a tender offer for all of Shorewood's outstanding shares at a $17.25 per share, subject to the satisfaction of a number of conditions. Concurrently with the commencement of the tender offer, Chesapeake filed materials to begin a consent solicitation process with the ultimate intention of amending

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

Shorewood's by-laws so as to permit the removal of the Company's Board of Directors and replacing it with Chesapeake's nominees. On December 10, 1999 the Company caused its preliminary consent revocation statement to be filed with the SEC.

In addition, Chesapeake and its subsidiary filed a lawsuit in Delaware Chancery Court for New Castle County (C.A. 17626) seeking to revoke certain by-law amendments recently adopted by Shorewood's board of directors. In addition, Chesapeake commenced a declaratory judgment action in the Federal District Court of Delaware (C.A. No. 99-830) seeking a declaration that Chesapeake's tender offer complies with federal securities laws.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

Part II

Item 1   LEGAL PROCEEDINGS

         Information concerning legal and environmental matters is incorporated by reference from Part I, Footnotes 6 and 7 of Notes to Consolidated Condensed Financial Statements

Item 2   CHANGES IN SECURITIES

         None

Item 3   DEFAULTS UPON SENIOR SECURITIES

         None

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of Stockholders was held on September 22, 1999 (the "Meeting"). At the Meeting, the Company's stockholders voted upon the following matters: (I) To elect three directors comprising the Class I Directors to serve until the 2002 Annual Meeting of Stockholders and one director as a Class III Director to serve until the 2001 Annual Meeting of Stockholders, (ii) the ratification of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending May 1, 1999, (iii) to consider and vote upon proposed amendments to the Company's 1993 Incentive Program, and (iv) to transact such other business as may properly come before the meeting.

         The Holders of the Company's common stock voted as a single class on all matters submitted for a vote at the Meeting. The number of votes cast for, against or withheld, as well as the number of abstentions, as to each such matter is set forth below:

         ELECTION OF DIRECTORS

                     ------------------------ ----------------- -------------
                              NAME                  FOR           WITHHELD
                     ------------------------ ----------------- -------------
                     Virginia A. Kamsky             21,347,255     1,329,867
                     ------------------------ ----------------- -------------
                     Andrew N. Shore                21,011,544     1,665,578
                     ------------------------ ----------------- -------------
                     Leonard J. Verebay             21,277,208     1,399,914
                     ------------------------ ----------------- -------------
                     Sharon R. Fairley              21,310,904     1,366,218
                     ------------------------ ----------------- -------------


    APPROVAL OF PROPOSED AMENDMENTS TO THE COMPANY'S 1993 INCENTIVE PROGRAM

                     --------------------- ------------------- --------------
                             FOR                AGAINST           ABSTAIN
                     --------------------- ------------------- --------------
                               17,067,826           3,858,740        169,722
                     --------------------- ------------------- --------------


              RATIFICATION OF APPOINTMENT OF DELOITTE & TOUCHE LLP

                     ------------------- ------------------- ----------------
                            FOR               AGAINST            ABSTAIN
                     ------------------- ------------------- ----------------
                             22,639,983               7,857           29,282
                     ------------------- ------------------- ----------------

Item 5   OTHER INFORMATION

         None

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits
                  10.130-- Employment Agreement made effective as of May 3, 1998 between Shorewood
                  Packaging Corporation and Marc P. Shore.
                  10.131-- Employment Agreement made effective as of May 3, 1998 between Shorewood
                  Packaging Corporation and Howard M. Liebman.
                  10.132-- Employment Agreement executed November 10, 1999 and made effective as of
                  May 3, 1998 between Shorewood Packaging Corporation and Marc P. Shore.
                  10.133-- Employment Agreement executed November 10, 1999 and made effective as of
                  May 3, 1998 between Shorewood Packaging Corporation and Howard M. Liebman.
                  10.134-- By-laws of Shorewood Packaging Corporation as Amended and Restated as of
                  November 22, 1999, incorporated by reference to the Company's Current Report on
                  Form 8-K as filed with the Commission on December 2, 1999, Commission File No. O-
                  15077

                  (b) Reports on Form 8-K
                      -------------------

                  Form 8-K filed on December 2, 1999 related to the adoption of certain By-law Amendments.

                                   SIGNATURES

Pursuant to the regulations of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SHOREWOOD PACKAGING CORPORATION
                                               (Registrant)



                                      by:    /s/ Howard M. Liebman
                                             ---------------------------------
                                             Howard M. Liebman
                                             President and
                                             Chief Financial Officer


Dated:  December 14, 1999