Form 10-Q
period 2000-01-29
SHOREWOOD PACKAGING CORP
filed 2000-03-17
CIK 800266

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 29, 2000

                                       or

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

                                    YES     |X|               NO       |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

MARCH 1, 2000                                                       27,359,000
    Date                                                        Number of Shares

                         SHOREWOOD PACKAGING CORPORATION
                                AND SUBSIDIARIES



INDEX                                                                   PAGE

Part I:  Financial Statements

Consolidated Balance Sheets
         January 29, 2000 (Unaudited) and
         May 1, 1999 (Audited)                                           3

Consolidated Condensed Statements of Earnings
         13 weeks ended January 29, 2000 (Unaudited) and
         13 weeks ended January 30, 1999 (Unaudited)                     4

Consolidated Condensed Statements of Earnings
         39 weeks ended January 29, 2000 (Unaudited) and
         39 weeks ended January 30, 1999 (Unaudited)                     5

Consolidated Condensed Statements of Cash Flows
         39 weeks ended January 29, 2000 (Unaudited) and
         39 weeks ended January 30, 1999 (Unaudited)                     6

Notes to Consolidated Condensed Financial Statements                     7 - 10

Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            11 - 15

Part II: Other Information                                              16



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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                   JANUARY 29,               MAY 1,
                                                                                                     2000                    1999
                                                                                                   (UNAUDITED)             (AUDITED)
ASSETS
Current Assets:
     Cash and cash equivalents                                                                     $   3,843              $  11,755
     Accounts receivable, net                                                                         62,671                 51,295
     Inventories                                                                                      51,623                 52,654
     Income taxes receivable                                                                             238                     --
     Prepaid expenses and other current assets                                                        15,021                  8,212
                                                                                                   ---------              ---------
          Total Current Assets                                                                       133,396                123,916
Property, Plant and Equipment, net                                                                   253,546                243,448
Excess of Cost Over the Fair Value of Net Assets Acquired, net                                       121,344                123,954
Other Assets                                                                                          37,896                 24,145
                                                                                                   ---------              ---------
                                                                                                   $ 546,182              $ 515,463
                                                                                                   =========              =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                              $  41,477              $  44,130
     Accrued expenses                                                                                 30,471                 32,064
     Income taxes payable                                                                                 --                  4,215
     Current maturities of long-term debt                                                             20,000                 20,000
                                                                                                   ---------              ---------
          Total Current Liabilities                                                                   91,948                100,409
Long-Term Debt                                                                                       253,800                227,712
Other Long-Term Liabilities                                                                              948                  1,032
Minority Interest                                                                                     14,540                 14,981
Deferred Income Taxes                                                                                 25,783                 24,857
                                                                                                   ---------              ---------
          Total Liabilities                                                                          387,019                368,991
                                                                                                   ---------              ---------

Commitments and Contingencies

Stockholders' Equity:
     Series A preferred stock, $10 par value; 50,000 shares
          authorized, none issued                                                                         --                     --
     Preferred stock, $10 par value; 5,000,000 shares authorized
          none issued                                                                                     --                     --
     Common stock, $.01 par value; 60,000,000 shares authorized;
          35,845,395 issued and 27,374,971 outstanding in January and
          35,544,464 issued and 27,457,269 outstanding in May                                            359                    355
     Additional paid-in capital                                                                       73,077                 74,763
     Retained earnings                                                                               172,376                153,003
     Accumulated other comprehensive income                                                           (4,179)                (4,997)
     Treasury stock (8,470,424 and 8,087,195 shares at
          cost in January and May)                                                                   (82,470)               (76,652)
                                                                                                   ---------              ---------
          Total Stockholders' Equity                                                                 159,163                146,472
                                                                                                   ---------              ---------
                                                                                                   $ 546,182              $ 515,463
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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                 13 WEEKS                 13 WEEKS
                                                                                                   ENDED                    ENDED
                                                                                                 JANUARY 29,             JANUARY 30,
                                                                                                   2000                      1999
Net Sales                                                                                        $ 132,595                $ 141,397
                                                                                                 ---------                ---------

Costs and Expenses:
     Cost of Sales                                                                                 102,621                  107,039
     Selling, General and Administrative                                                            21,816                   18,586
     Amortization of Excess of Cost Over the Fair Value of Net
         Assets Acquired                                                                               877                      797
                                                                                                 ---------                ---------
Earnings from Operations                                                                             7,281                   14,975
Other Income (Expense), net                                                                           (272)                    (277)
Expenses Incurred in Responding to an Unsolicited Acquisition
    Proposal for the Company                                                                        (4,766)                      --
Interest Expense                                                                                    (4,180)                  (4,166)
                                                                                                 ---------                ---------

Earnings (Loss) Before Provision for Income Taxes,
    And Minority Interest                                                                           (1,937)                  10,532
Provision (Benefit) for Income Taxes                                                                (1,130)                   4,108
                                                                                                 ---------                ---------

Earnings (Loss) Before Minority Interest                                                              (807)                   6,424
Minority Interest                                                                                      882                       --
                                                                                                 ---------                ---------

Net Earnings                                                                                     $      75                $   6,424
                                                                                                 =========                =========

EARNINGS PER SHARE INFORMATION:
BASIC
     Net Earnings Per Common Share                                                               $      --                $     .24
                                                                                                 =========                =========

DILUTED
     Net Earnings Per Common Share                                                               $      --                $     .23
                                                                                                 =========                =========

WEIGHTED AVERAGE SHARES OUTSTANDING
     BASIC                                                                                          27,024                   26,995
                                                                                                 =========                =========
     DILUTED                                                                                        27,689                   27,872
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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                   39 WEEKS               39 WEEKS
                                                                                                     ENDED                  ENDED
                                                                                                   JANUARY 29,           JANUARY 30,
                                                                                                      2000                   1999

Net Sales                                                                                          $ 441,614              $ 402,134
                                                                                                   ---------              ---------
Costs and Expenses:
     Cost of Sales                                                                                   332,875                307,246
     Selling, General and Administrative                                                              62,712                 46,855
     Amortization of Excess of Cost Over the Fair Value of Net
         Assets Acquired                                                                               2,601                  1,431
                                                                                                   ---------              ---------

Earnings from Operations                                                                              43,426                 46,602
Other Income (Expense), net                                                                              384                    582
Expenses Incurred in Responding to an Unsolicited Acquisition
    Proposal for the Company                                                                          (4,766)                    --
Interest Expense                                                                                     (12,800)                (9,257)
                                                                                                   ---------              ---------

Earnings Before Provision for Income Taxes, Minority Interest,
   Extraordinary Item and Cumulative Effect of a
   Change in Accounting Principle                                                                     26,244                 37,927
Provision for Income Taxes                                                                             9,579                 14,793
                                                                                                   ---------              ---------

Earnings Before Minority Interest, Extraordinary Item and
   Cumulative Effect of a Change in Accounting Principle                                              16,665                 23,134
Minority Interest                                                                                      2,708                     --
                                                                                                   ---------              ---------

Earnings Before Extraordinary Item and
   Cumulative Effect of a Change in Accounting Principle                                              19,373                 23,134
Extraordinary Item, net of Income Tax Benefit of $177                                                     --                   (277)
Cumulative Effect on Prior Years Related to the Adoption of
   SOP 98-5 Reporting on the Cost of Start-Up Activities                                                  --                 (3,040)
                                                                                                   ---------              ---------

Net Earnings                                                                                       $  19,373              $  19,817
                                                                                                   =========              =========
EARNINGS PER SHARE INFORMATION:
BASIC
     Earnings Before Extraordinary Item and Cumulative Effect of a
        Change in Accounting Principle                                                             $     .71              $     .87
     Extraordinary Item                                                                                   --                  (0.01)
     Cumulative Effect of a Change in Accounting Principle                                                --                  (0.12)
                                                                                                   ---------              ---------
     Net Earnings Per Common Share                                                                 $     .71              $     .74
                                                                                                   =========              =========
DILUTED
     Earnings Before Extraordinary Item and Cumulative Effect of a
        Change in Accounting Principle                                                             $     .70              $     .85
     Extraordinary Item                                                                                   --                  (0.01)
     Cumulative Effect of a Change in Accounting Principle                                                --                  (0.12)
                                                                                                   ---------              ---------
     Net Earnings Per Common Share                                                                 $     .70              $     .72
                                                                                                   =========              =========
WEIGHTED AVERAGE SHARES OUTSTANDING
     BASIC                                                                                            27,099                 26,647
                                                                                                   =========              =========
     DILUTED                                                                                          27,818                 27,355
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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                 39 WEEKS                 39 WEEKS
                                                                                                   ENDED                     ENDED
                                                                                                 JANUARY 29,             JANUARY 30,
                                                                                                     2000                    1999
Cash flows from operating activities:
    Net earnings before minority interest                                                         $  16,665               $  19,817
    Adjustments to reconcile earnings to net cash flows
         provided from operations:
              Non-cash cumulative effect of change in
                   accounting principle                                                                  --                   3,040
              Non-cash extraordinary item, net of tax                                                    --                     277
              Depreciation and amortization                                                          21,243                  16,682
              Deferred income taxes                                                                     869                   1,977
              Changes in operating assets and liabilities:
                   Accounts receivable                                                              (11,170)                  5,268
                   Inventories                                                                        1,171                     744
                   Prepaid expenses and other current assets                                         (6,802)                  2,483
                   Other assets                                                                     (13,984)                 (2,304)
                   Accounts payable, accrued expenses and other
                          long term liabilities                                                      (6,557)                 (3,936)
                                                                                                  ---------               ---------
Net cash flows provided from operating activities                                                     1,435                  44,048
                                                                                                  ---------               ---------

Cash Flows from Investing Activities:
    Capital expenditures                                                                            (27,548)                (32,862)
    Business acquisitions, net of cash acquired                                                          --                (120,729)
                                                                                                  ---------               ---------

Net cash flows used in investing activities                                                         (27,548)               (153,591)
                                                                                                  ---------               ---------

Cash Flows from Financing Activities:
    Net proceeds from revolver borrowings                                                            36,088                 114,591
    Additions to long-term borrowings                                                                    --                 100,000
    Repayments of long-term borrowings                                                              (10,000)                (87,728)
    Purchase of treasury stock                                                                       (5,818)                (15,933)
    Purchase of common stock purchase warrant                                                        (4,200)                     --
    Issuance of common stock                                                                          2,518                   2,004
                                                                                                  ---------               ---------
Net cash flows provided from financing activities                                                    18,588                 112,934
                                                                                                  ---------               ---------

Effect of exchange rate changes on cash and cash equivalents                                           (387)                    110
                                                                                                  ---------               ---------

(Decrease) Increase in cash and cash equivalents                                                     (7,912)                  3,501
Cash and cash equivalents at beginning of period                                                     11,755                   7,268
                                                                                                  ---------               ---------

Cash and cash equivalents at end of period                                                        $   3,843               $  10,769
                                                                                                  =========               =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Interest paid, net of capitalized amounts                                                    $  11,838               $   6,844
                                                                                                  =========               =========
     Income taxes paid                                                                            $  12,116               $  11,077
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

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

In the opinion of Shorewood Packaging Corporation (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and the changes in cash flows at January 29, 2000 and for all periods presented. The accompanying consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated condensed financial statements, on February 16, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with International Paper Company ("IP"), a New York corporation, and International Paper 37, Inc. ("Sub"), a Delaware corporation and a wholly owned subsidiary of IP. The Merger Agreement provides for a cash tender offer by IP and Sub for all of the issued and outstanding shares of the Company's common stock, together with the associated preferred stock purchase rights, at a price of $21.00 per share, net to the seller in cash without interest. Following the consummation of the tender offer, Sub would be merged with and into the Company and the Company would continue as a wholly owned subsidiary of IP.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's May 1, 1999 Annual Report to Stockholders on Form 10-K as filed with the Securities and Exchange Commission.

The results of operations for the 13 week period and 39 week period ended January 29, 2000 are not necessarily indicative of the results for the full year.

2.       BUSINESS ACQUISITION

In October 1998, the Company purchased substantially all of the assets and assumed substantially all of the liabilities of Queens Group, Inc. ("Queens") for a purchase price of $129.5 million consisting of approximately $113.7 million in cash including the assumption of debt, and 1.0 million shares of Company common stock, plus transaction expenses. Simultaneously with the closing of the transaction, the Company repaid all outstanding bank debt of Queens, approximating $19.0 million. Queens was engaged in the manufacture of value added printed packaging primarily for the home entertainment industry. The transaction was financed through a new credit facility.

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

The following unaudited pro forma information for the thirty-nine week period ended January 30, 1999 includes the operations of the Company, inclusive of the operations of Queens, as if the acquisition had occurred at the beginning of the respective period presented. The pro forma gives effect to the amortization expense associated with the excess of cost over the fair value of net assets acquired, adjustments related to the fair market value of the net assets acquired, shares issued in connection with the transaction, interest expense related to financing the acquisition, and related income tax effects.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (continued)


                                                                39 WEEKS ENDED
                                                               JANUARY 30, 1999

Revenues                                                         $467,637
                                                                 ========

Earnings from Operations                                         $ 49,999
                                                                 ========

Net Earnings Before Extraordinary Items and
     Cumulative Effect of a Change in Accounting Principle       $ 23,327
                                                                 ========
Net Earnings Per Share Before Extraordinary Items and
     Cumulative Effect of a Change in Accounting Principle
        Basic                                                    $    .86
                                                                 ========
        Diluted                                                  $    .84
                                                                 ========

3.       INCOME TAXES

The effective income tax rates for the three and nine month periods ended January 29, 2000 are 58.3% and 36.5%, respectively and was 39.0% for the corresponding prior periods. These rates reflect a blend of domestic and foreign taxes and are adjusted periodically based upon the estimated annual effective tax rate. Any increase or decrease in the provision for income taxes is reflected in the period in which the estimate is changed. The effective income tax rate for the entire fiscal year ended May 1, 1999 was 36.2%.

4.       INVENTORIES

Inventories consist of the following:

                                                                     JANUARY 29, 2000        MAY 1, 1999
         Raw materials and supplies                                      $20,141            $20,286
         Work in process                                                   8,110              8,951
         Finished goods                                                   23,372             23,417
                                                                        --------           --------
                                                                         $51,623            $52,654
                                                                         =======            =======

5.       COMPREHENSIVE INCOME

The Company's total comprehensive earnings were as follows:

                                                                                          39 WEEKS ENDED        39 WEEKS ENDED
                                                                                         JANUARY 29, 2000      JANUARY 30, 1999

Net earnings                                                                               $ 19,373              $ 19,817
Other comprehensive earnings (losses):
     Change in equity due to foreign currency translation adjustment                            818                (3,184)
                                                                                           --------              --------
Comprehensive earnings                                                                     $ 20,191              $ 16,633
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

Included in earnings from operations for the 13 and 39 week periods ended January 29, 2000 were losses relating to the China Facility of approximately $1.9 million and $5.7 million, respectively (of which approximately $1.1 million and $3.0 million, respectively, is included in selling, general and administrative expenses). Included in earnings from operations for the 13 and 39 week periods ended January 30, 1999 were losses relating to the China Facility of approximately $1.5 million and $2.5 million, respectively (of which approximately $1.2 million and $2.2 million, respectively, is included in selling, general and administrative expenses).

b.       Environmental Matters

On a continuing basis, the Company monitors its compliance with applicable environmental laws and regulations. As part of this process the Company cooperates with the appropriate governmental authorities to perform any necessary testing and compliance procedures. The Company is not currently aware of any environmental compliance matters that it believes will have a material effect on the consolidated financial statements.

c.       1995 Performance Bonus Plan

In July 1995, the Board of Directors approved the 1995 Performance Bonus Plan (the "Plan"), applicable to its Chairman of the Board (the "Chairman"). Under the Plan, for each of the five fiscal years of the Company commencing with fiscal year 1996, the Chairman will be entitled to a graduated bonus (the "Performance Bonus") based upon a comparison of the Company's earnings from operations plus depreciation and amortization (the "Performance Measure") in that award year with the immediately preceding fiscal year. The size of the Performance Bonus, if any, is tied to the level of the Company's performance, as measured by the Performance Measure. The maximum Performance Bonus payable in respect of any award year under the Plan is $2.0 million. In 1998, the Board of Directors approved and the shareholders ratified the extension of the Plan for an additional three years.

d.       Loans to Executives

In connection with their exercise of stock options, the Company made loans of approximately $527 thousand to its Chairman and approximately $657 thousand to its President in the first quarter of fiscal 2000. The principle amounts and accrued interest at an annual rate of 6.5% on the loans (included as a component of additional paid-in capital) are due and payable October 2, 2000. The loans are collateralized by pledges of 44,562 and 55,977 shares, respectively, of common stock.

During fiscal 2000, the Company advanced to its Chairman approximately $2.6 million. These advances were repaid in December 1999 including interest at an annual rate of 6.71%.

e.       Common Stock Purchase Warrants

In July 1999, the Company purchased a previously issued warrant to purchase 525,000 shares of its common stock for approximately $4.2 million.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)


7.       SUBSEQUENT EVENTS

On February 16, 2000, the Company entered into the Merger Agreement with IP and Sub. The Merger Agreement provides for a cash tender offer by IP and Sub (the "IP Offer") for all of the issued and outstanding shares of the Company's common stock, together with the associated preferred stock purchase rights, at a price of $21.00 per share, net to the seller in cash without interest. The IP Offer is conditioned upon, among other things, there being validly tendered and not withdrawn, that number of shares of the Company's common stock which would constitute at least a majority of the outstanding shares of the Company's common stock. The Merger Agreement also provides that the IP Offer will be followed by a merger of Sub with and into the Company (the "Merger"), in which all of the remaining shares of the Company's common stock would be converted into the right to receive $21.00 per share, net to the seller in cash without interest.

The IP Offer and the Merger are also conditioned on the expiration of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and similar regulatory schemes as well as other customary conditions.

In connection with the execution of the Merger Agreement, IP, Sub, Shore Family Partnership, L.P., Marc P. Shore, Paul Shore Estate Marital Trust, Andrew N. Shore, Paul Shore Marital Trust and Howard M. Liebman (the "Principal Stockholders") entered into a Stockholders Agreement (the "Stockholders Agreement"). Pursuant to the Stockholders Agreement, each Principal Stockholder has agreed, among other things, to tender all of his shares of Company common stock into the IP Offer and not to withdraw any shares so tendered and to vote his shares in favor of the Merger.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales

Net sales for the three and nine month periods ended January 29, 2000 were $132.6 million and $441.6 million as compared to net sales of $141.4 million and $402.1 million for the corresponding prior periods, a decrease of 6.2% for the three month period and an increase of 9.8% for the nine month period ended January 29, 2000. The revenue decrease for the three month period ended January 29, 2000 as compared to the corresponding prior period is due to softness in the tobacco industry, a greater than expected slowdown in orders as a result of customer year 2000 activities, and reduced volume due to the transition of sales from closed facilities. The revenue growth for the nine month period ended January 29, 2000 over the corresponding prior period represents the strength of the home entertainment market (including the effect of the acquisition of the Queens Group in the second quarter of fiscal 1999) partially offset by lower sales to the Company's tobacco customers.

The Company believes that future sales growth will be generated through continued penetration of the home entertainment and cosmetics and general consumer markets as well as its growth in China.

Cost of Sales

Cost of sales as a percentage of sales for the three and nine month periods ended January 29, 2000 were 77.4% and 75.4% as compared to 75.7% and 76.4% for the corresponding prior periods. The increase in cost of sales as a percentage of sales for the three month period ended January 29, 2000 as compared to the corresponding prior period is primarily attributable to unfavorable absorption of fixed overhead costs as a result of lower sales volume. The decrease in cost of sales as a percentage of sales for the nine month period ended January 29, 2000 over the corresponding prior period is attributable to increased sales from the acquisition of Queens, whose sales had a favorable margin when compared to consolidated margins, favorable product mix, and favorable absorption of fixed overhead costs as a result of higher sales volume. The decrease in cost of sales as a percentage of sales is also attributable to savings derived from new equipment installed over the previous fiscal year and purchasing and manufacturing synergies resulting from the successful integration of the acquired operations. These decreases were partially offset by losses on sales from its facility in China.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales for the three and nine month periods ended January 29, 2000 were 16.5% and 14.2% as compared to 13.1% and 11.7% for the corresponding prior periods.

Excess of Cost Over the Fair Value of Net Assets Acquired

The increase in the amortization of excess of cost over the fair value of net assets acquired in Fiscal 2000 as compared to fiscal 1999 is directly related to the acquisition of Queens.

Other Income (Expense), net

Other income (expense), net, for the three and nine month periods ended January 29, 2000 was $(272) thousand and $384 thousand, respectively. The net expense for the three month period includes net foreign exchange losses of $458 thousand, offset by approximately $186 thousand of investment income.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

The net gain for the nine month period includes net foreign exchange losses of $346 thousand, approximately $630 thousand of investment income, and approximately $100 thousand of gains on disposal of fixed assets.

Other income (expense), net, for the three and nine month periods ended January 30, 1999 was $(277) thousand and $582 thousand, respectively. The net expense for the three month period includes net foreign exchange losses of $421 thousand and losses on disposal of fixed assets of $200 thousand. These losses were partially offset by approximately $344 thousand of investment income. The net gain for the nine month period includes $567 thousand of investment income and net foreign exchange gains of $427 thousand, offset by losses on disposal of fixed assets of $412 thousand.

The Company's exposure to foreign exchange transaction gains or losses relate to the Company's Canadian facilities which have U.S. dollar denominated net assets. The Company believes that fluctuations in foreign exchange rates will not have a material impact on the operations or liquidity of the Company, based upon current and historical levels of working capital at the Canadian facilities. Recently, several Asian currencies have experienced weaknesses, which had the impact of reducing some demand for Company products produced in North America intended for ultimate use in export markets. The investments in the China Facility expose the Company to foreign exchange risks related to the Renminbi ("Rmb"). Should the Canadian dollar or Rmb weaken, the Company would experience a reduction in the net worth of the Company's investments in Canada and China (through the accumulated other comprehensive income account). In addition, net operating results (whether losses or profits) would be reduced. Exposure to foreign exchange transaction gains or losses in China is expected to be minimal as the Company expects to make purchases and sales in both Rmb and the U.S. dollar, and settlement periods on both accounts receivable and accounts payable are expected to be short. In addition, the Rmb exchange value is centrally controlled by the government of China. Although not anticipated, any sudden change in the Rmb exchange rate by the Chinese government could impact the Company's Chinese operations.

Expenses Incurred in Responding to an Unsolicited Acquisition Proposal for the Company

Expenses incurred in responding to an unsolicited acquisition proposal for the Company represents the amounts incurred and billed to the Company for legal and financial advisory costs and other related items through March 1, 2000 in connection with the Company's response to an unsolicited acquisition proposal and related consent solicitation by Chesapeake Corporation and Sheffield, Inc., a wholly owned subsidiary of Chesapeake. In connection with the pending merger transaction with IP previously described, the Company will pay total costs which, in the aggregate, will approximate $20.0 million (including the costs incurred through March 1, 2000) in connection with the defense against the unsolicited acquisition proposal.

Interest Expense

Interest expense for the three and nine month periods ended January 29, 2000 was $4.2 million and $12.8 million as compared to $4.2 million and $9.3 million for the corresponding prior periods. The increase in interest costs is primarily attributable to increased borrowings relating to financing the acquisition of Queens and funding non-cash working capital. Capitalized interest decreased from $554 thousand to $202 thousand for the three month period and from $1.6 million to $523 thousand for the nine month period, as a result of the Company's completion of its facility in China during the third quarter of fiscal 1999. The Company anticipates that the amount of interest to be capitalized in fiscal 2000 will continue to be below the levels of the prior year.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

The Company had used interest rate derivatives to manage its exposure to fluctuating interest rates. These transactions effectively changed a portion of the Company's interest rate exposure from a floating-rate to a fixed-rate basis. In March, 2000, the Company liquidated its portfolio of interest rate derivatives and realized a net gain of approximately $1.2 million in conjunction therewith.

Income Taxes

The effective income tax rates for the three and nine month periods ended January 29, 2000 are 58.3% and 36.5%, respectively and was 39.0% for the corresponding prior periods. These rates reflect a blend of domestic and foreign taxes and are adjusted periodically based upon the estimated annual effective tax rate, which for the entire fiscal year ended May 1, 1999 was 36.2%.

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

Included in earnings from operations for the 13 and 39 week periods ended January 29, 2000 were losses relating to the China Facility of approximately $1.9 million and $5.7 million, respectively (of which approximately $1.1 million and $3.0 million, respectively, is included in selling, general and administrative expenses). Included in earnings from operations for the 13 and 39 week periods ended January 30, 1999 were losses relating to the China Facility of approximately $1.5 million and $2.5 million, respectively (of which approximately $1.2 million and $2.2 million, respectively, is included in selling, general and administrative expenses).

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at January 29, 2000 was $3.8 million as compared to $11.8 million at May 1, 1999, and working capital was $41.4 million as compared to $23.5 million as of the same dates respectively. The current ratio at January 29, 2000 was 1.5 to one and was 1.2 to one at May 1, 1999. The Company has a cash management program whereby collection of accounts receivable are used to retire revolver obligations, and payments of accounts payable and accrued expenses are funded through the revolving credit facility.

Cash flow from operating activities for the nine months ended January 29, 2000 was $38.8 million before changes in operating assets and liabilities as compared to $41.8 million for the corresponding prior period. Cash flows from operations as well as borrowings under the Company's credit facilities were used to support $27.5 million in capital investments. In addition, the Company purchased approximately $5.8 million of treasury stock under the Board of Directors authorized program described below. The Company anticipates that capital expenditures will approximate $32.0 million for all of fiscal 2000.

In October 1998, in order to facilitate the acquisition of Queens as described in Note 2 and other global opportunities which may arise over the next several years, the Company entered into a new credit agreement with its lending banks to replace its existing credit facility. The new credit facility provides for up to $325 million of borrowings and consists of a $100 million term loan to be paid in equal quarterly installments over five years and a $225 million revolving credit facility maturing at the end of five years. The revolving credit is available, in its entirety, without any borrowing base limitation. Borrowings pursuant to the facility will bear interest at the discretion of the Company, at either the Bank's prime rate or at the LIBOR rate plus 62.5 to 125 basis points based upon financial ratios as defined in the underlying Agreement. Unused commitment fees will range from 20 to 30 basis points. At January 29, 2000, the Company had borrowings under the revolving credit facility of $193.8 million.

The underlying loan agreement contains covenants related to levels of debt to cash flow, current assets to current liabilities, fixed charge coverage, net worth and investments (including investments in the Company's own common stock), and restricts the amount of retained earnings available for payment of dividends. At January 29, 2000, there was approximately $40.8 million of retained earnings available for the payment of dividends.

The Company expects that cash flow from operations together with the borrowing capacity under the revolving credit facility will be sufficient to meet the needs of the business.


YEAR 2000 UPDATE

Through the first month of the year 2000, the Company's operations are fully functioning and have not experienced any significant issues associated with the Year 2000 problem. The Company has not experienced any significant issues worldwide that would affect its ability to manufacture, ship or sell its products. The Company will continue to monitor the status of its operations and systems.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

SUBSEQUENT EVENTS

On February 16, 2000, the Company entered into the Merger Agreement with IP and Sub. The Merger Agreement provides for a cash tender offer by IP and Sub for all of the issued and outstanding shares of the Company's common stock, together with the associated preferred stock purchase rights, at a price of $21.00 per share, net to the seller in cash without interest. The IP Offer is conditioned upon, among other things, there being validly tendered and not withdrawn, that number of shares of the Company's common stock which would constitute at least a majority of the outstanding shares of the Company's common stock. The Merger Agreement also provides that the IP Offer will be followed by a merger of Sub with and into the Company, in which all of the remaining shares of the Company's common stock would be converted into the right to receive $21.00 per share, net to the seller in cash without interest.

The IP Offer and the Merger are also conditioned on the expiration of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and similar regulatory schemes as well as other customary conditions.

In connection with the execution of the Merger Agreement, IP, Sub, Shore Family Partnership, L.P., Marc P. Shore, Paul Shore Estate Marital Trust, Andrew N. Shore, Paul Shore Marital Trust and Howard M. Liebman entered into a Stockholders Agreement. Pursuant to the Stockholders Agreement, each Principal Stockholder has agreed, among other things, to tender all of his shares of the Company into the IP Offer and not to withdraw any shares so tendered and to vote his shares in favor of the Merger.

                SHOREWOOD PACKAGING CORPORATION AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION

Item 1   LEGAL PROCEEDINGS

         On October 26, 1999, the Company delivered a letter to Chesapeake Corporation, a Virginia corporation ("Chesapeake"), proposing to acquire all of the outstanding shares of Chesapeake's common stock for $40 per share in cash.

         On November 10, 1999, Chesapeake rejected the Company's acquisition proposal and made a counterproposal to acquire all outstanding shares of the Company's common stock (the "Shares") for $16.50 per Share in cash.

         On November 18, 1999, the Company rejected Chesapeake's proposal to acquire the Company and reiterated its previous proposal to acquire Chesapeake. In addition, the Company issued a press release disclosing that it had made a proposal to acquire Chesapeake and that it had received a counterproposal from Chesapeake which the Company had rejected.

         On November 30, 1999, Chesapeake filed a Schedule 13D with the SEC disclosing that, on November 26, 1999, Chesapeake entered into a stock purchase agreement (the "Purchase Agreement") to purchase 4,106,440 Shares (the "Purchased Shares"), or approximately 14.9% of the outstanding Shares, from clients of Ariel Capital Management, Inc. ("Ariel") for $17.25 per Share. In the Purchase Agreement, Ariel also agreed that, if Chesapeake commenced a public tender offer for the Shares at a price that equaled or exceeded $17.25 per Share, then Ariel would use its best efforts as investment adviser to exercise its discretionary authority to cause its clients to (i) tender the Purchased Shares in such tender offer and (ii) execute proxies or written consents in the form solicited by Chesapeake or any of its affiliates in any proxy or written consent solicitation commenced in connection with such tender offer.

         On December 3, 1999, Chesapeake, through Sheffield, Inc., a Delaware corporation and a wholly owned subsidiary of Chesapeake ("Sheffield"), commenced a tender offer to acquire all of the outstanding Shares for $17.25 per Share in cash (the "Chesapeake Offer").

         In the Schedule 14D-1 filed by Chesapeake with respect to the Chesapeake Offer (the "Chesapeake Schedule 14D-1"), Chesapeake indicated that the purpose of the Chesapeake Offer was to facilitate the acquisition of a majority of the outstanding Shares as a first step in the acquisition of the Company. Chesapeake also disclosed in the Chesapeake Schedule 14D-1 that it was seeking to enter into negotiations with the Company with respect to a merger with Sheffield (the "Proposed Chesapeake Merger") which it intended to consummate as soon as practicable after consummation of the Chesapeake Offer or in lieu of the Chesapeake Offer. According to the Chesapeake Schedule 14D-1, upon consummation of the Proposed Chesapeake Merger, each then outstanding Share (other than Shares held (1) by Sheffield or any other direct or indirect owned subsidiary of Chesapeake, (2) in the Company's treasury, and (3) by stockholders who properly exercise appraisal rights under the Delaware General Corporations Law, as amended (the "DGCL")) would be converted into the right to receive in cash the price per Share paid by Sheffield pursuant to the Chesapeake Offer. Chesapeake indicated in the Chesapeake Schedule 14D-1 that it was willing to enter into negotiations with the Company Board of Directors (the "Shorewood Board") regarding the possibility of increasing its offer price after appropriate due diligence and access to the Company's business plan.

         In connection with the Chesapeake Offer, Chesapeake also filed a preliminary consent solicitation statement (the "Chesapeake Consent Solicitation Statement") with the SEC to, among other things, remove the current members of the Shorewood Board and replace them with Chesapeake's nominees and to repeal each provision of the Company's bylaws or amendments thereto adopted subsequent to November 22, 1999 (which date was later changed by Chesapeake to January 5, 2000).

         In addition, on December 3, 1999, Chesapeake and Sheffield commenced a lawsuit in the Delaware Court of Chancery (the "Court of Chancery") against the Company and each of the members of the Shorewood Board seeking, among other things, an order
         (i) declaring that the Shorewood Board breached its fiduciary duties by adopting certain amendments to the Company's By-laws (the "By-law Amendments"), which amendments, among other things (A) required the affirmative vote of holders of two-thirds (66 2/3%) of the outstanding Shares for the stockholders to amend, add to, alter or repeal the Company's bylaws or adopt new bylaws for the Company (the "Super Majority By-law"), (B) revised the procedure by which the Shorewood Board fixes a record date for a solicitation of written consents from Shorewood's stockholders (the "Record Date By-law"), (C) eliminated the ability of 20% of the stockholders to call a meeting of stockholders,
         (D) provided that only the Chairman and the President of the Company can call a meeting of the Shorewood Board, (E) provided that only the Shorewood Board can fill vacancies on the Shorewood Board between meetings of stockholders, and (F) provided that directors can be removed from the Shorewood Board only pursuant to Section 141(k) of the DGCL, (ii) declaring the Super Majority By-law and the Record Date By-law void, and enjoining the Shorewood Board from implementing the Super Majority By-law, the Record Date By-law and the By-law Amendments as a whole, (iii) declaring that failure to redeem the preferred stock purchase rights (the "Rights") issued pursuant to the Rights Agreement, dated as of June 12, 1995 (the "Rights Agreement"), between the Company and The Bank of New York, a New York banking corporation, as Rights Agent, or to render the Rights inapplicable to the Chesapeake Offer and the Proposed Chesapeake Merger, or to approve the Chesapeake Offer and the Proposed Chesapeake Merger would constitute a breach of the Shorewood Board's fiduciary duties under Delaware law, (iv) invalidating the Rights or compelling the Shorewood Board to redeem the Rights or render the Rights inapplicable to the Chesapeake Offer and the Proposed Chesapeake Merger, (v) declaring that failure to approve the Chesapeake Offer and the Proposed Chesapeake Merger for purposes of
         Section 203 of the DGCL would constitute a breach of the Shorewood Board's fiduciary duties under Delaware law, (vi) compelling the Shorewood Board to approve the Chesapeake Offer and the Proposed Chesapeake Merger for purposes of Section 203 of the DGCL, (vii) enjoining the Shorewood Board from taking any other actions designed to impede or which have the effect of impeding the Chesapeake Offer, the Chesapeake Consent Solicitation or the Proposed Chesapeake Merger and declaring that any such actions would constitute a breach of the Shorewood Board's fiduciary duties under Delaware law, and (viii) enjoining the Shorewood Board from taking any other actions to impede, or refuse to recognize the validity of, the Chesapeake Consent Solicitation Statement. Also on December 3, 1999, Chesapeake and Sheffield commenced litigation against the Company in the United States District Court for the District of Delaware seeking, among other things, a declaratory judgment that Chesapeake and Sheffield have disclosed all information required by, and are otherwise in full compliance with, the Exchange Act, and any other federal securities laws, rules or regulations deemed applicable to the Chesapeake Offer and the Chesapeake Consent Solicitation Statement.

         On December 16, 1999, the Company filed an answer to Chesapeake's complaint in the Court of Chancery denying all material allegations of Chesapeake's complaint. The Company also filed a counterclaim seeking, among other things, an order (i) declaring that Chesapeake is an "interested stockholder" and "associate" of the Company within the meaning of Section 203 of the DGCL, (ii) declaring that Chesapeake will remain an "interested stockholder" and "associate" of the Company during the entire time period prescribed by Section 203 of the DGCL,
         (iii) declaring that the refusal of the Shorewood Board (as currently constituted or to be constituted in the future within the time period prescribed by Section 203 of the DGCL) to take any action rendering
         Section 203 of the DGCL inapplicable to the Chesapeake Offer and the Proposed Chesapeake Merger does not constitute a breach of fiduciary duty, (iv) declaring the Removal Proposals are invalid under Section 141 of the DGCL, and (v) temporarily and permanently enjoining the plaintiffs, their affiliates and all others acting in concert with them, from taking any action in furtherance of the Removal Proposals.

         On December 16, 1999, the Company filed an answer and counterclaim to Chesapeake's complaint in the United States District Court for the District of Delaware seeking, among other things, an order (i) declaring that the Chesapeake Schedule 14D-1 and Schedule 13D are materially false and misleading, in violation of Section 14(e) of the Exchange Act, and (ii) preliminarily and permanently enjoining Chesapeake and Sheffield from proceeding with the Chesapeake Offer in violation of Section 14(e) of the Exchange Act.

         On January 5, 2000, Chesapeake and Sheffield filed an answer to the Company's counterclaim in the Court of Chancery denying all material allegations of the Company's counterclaim. On January 7, 2000, Chesapeake and Sheffield filed an answer to the Company's counterclaim in the United States District Court for the District of Delaware denying all material allegations of the Company's counterclaim.

         On January 5, 2000, the Shorewood Board approved an amendment of the Super Majority By-law to require the affirmative vote of the holders of sixty percent (60%) of the outstanding Shares for stockholders to amend, add to, alter or repeal the Company's bylaws (the "Amended Super Majority By-law").

         On January 11, 13 and 14, 2000, a trial was held in the Court of Chancery on certain issues, including whether (i) the Shorewood Board breached its fiduciary duties to the Company's stockholders under Delaware law by adopting the Amended Super Majority By-law; (ii) the Amended Super Majority By-law is ultra vires and void; (iii) the Company, its directors, officers, employees and agents should be enjoined from relying on, implementing, applying or enforcing the Amended Super Majority By-law; (iv) Chesapeake is an interested stockholders under Section 203 of the DGCL and (v) the Removal Proposals violate Section 141 of the DGCL.

         On February 7, 2000, the Court of Chancery issued a memorandum opinion in the litigation between the Company and Chesapeake. The Court of Chancery held that the Super Majority By-law, which previously had been amended to require only the affirmative vote of the holders of sixty percent (60%) of the outstanding Shares for stockholders to amend, add to, alter or repeal the Company's bylaws, was an unreasonable and disproportionate response to the Chesapeake Offer, and entered injunctive relief against its application. The Court of Chancery also rejected the Company's claims that Delaware law prohibits its stockholders from voting to eliminate the Company's classified board structure and subsequently seating a new board. In addition, the Court of Chancery ruled that Chesapeake was not the beneficial owner of certain shares of stock and therefore was not an "interested stockholder" under Section 203 of the DGCL. Specifically, the Court of Chancery found as a factual matter that Chesapeake had entered into an agreement for the purpose of "incenting" the Company's largest institutional stockholder to vote and tender all of its shares (over 20%), that this agreement created a "substantial economic incentive," but that the agreement did not constitute an agreement, arrangement or understanding for the purpose of acquiring, voting or disposing of shares under Section 203 of the DGCL because the incentives did not cause the stockholder to vote or tender "in lockstep" with the bidder "in almost all likely circumstances." The Company has appealed the Court of Chancery's ruling to the Delaware Supreme Court.

         Information concerning legal and environmental matters is incorporated by reference from Part I, Footnotes 6 and 7 of Notes to Consolidated Condensed Financial Statements

Item 2   CHANGES IN SECURITIES

         Effective as of February 16, 2000, the Rights Agreement between the Company and The Bank of New York was amended (the "Amendment") in order to, among other things, (i) prevent International Paper - 37, Inc. ("Sub"), a Delaware corporation and a wholly owned subsidiary of International Paper Company ("IP"), a New York corporation, and IP from becoming or being deemed an Acquiring Person (as defined in the Rights Agreement); and (ii) prevent a Stock Acquisition Date or a Distribution Date (each as defined in the Rights Agreement) from occurring, in each case, as a result of (a) the execution of (x) the Agreement and Plan of Merger, dated as of February 16, 2000 (the "Merger Agreement"), by and among IP, Sub and the Company, in connection with the tender offer by Sub to purchase all outstanding shares of common stock, par value $0.01 per share, of the Company (the "Shares"), including the associated rights to purchase preferred stock issued pursuant to the Rights Agreement, at a purchase price of $21.00 per Share (the "IP Offer") and the merger of Sub with and into the Company as provided for in the Merger Agreement (the "Merger") or (y) the Stockholders Agreement, dated as of February 16, 2000 (the "Stockholders Agreement"), by and among IP, Sub, Shore Family Partnership, L.P., Marc P. Shore, Paul Shore Estate Marital Trust, Andrew N. Shore, Paul Shore Marital Trust and Howard M. Liebman (the "Principal Stockholders"), pursuant to which each Principal Stockholder has agreed, among other things, to tender all of his Shares into the IP Offer and not to withdraw any Shares so tendered and to vote his Shares in favor of the Merger, (b) the public or other announcement of the Merger, (c) the public or other announcement of the IP Offer, (d) the commencement of the IP Offer, (e) the consummation of the IP Offer, (f) the consummation of the Merger,
         (g) the acquisition of beneficial ownership of Shares by IP or Sub pursuant to the Merger Agreement or the Stockholders Agreement, or (h) the consummation of any of the other transactions contemplated by the Merger Agreement or the Stockholders Agreement.

         The Amendment is filed as Exhibit F to the Company's Form 8-A/A which was filed with the Commission on March 6, 2000 and the foregoing description of the amendment is qualified in its entirety by reference to Exhibit F.

Item 3   DEFAULTS UPON SENIOR SECURITIES

         None

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5   OTHER INFORMATION

         On February 16, 2000, the Company entered into the Merger Agreement with IP and Sub. The Merger Agreement provides for a cash tender offer by IP and Sub for all of the issued and outstanding shares of the Company's common stock, together with the associated preferred stock purchase rights, at a price of $21.00 per share, net to the seller in cash without interest. The IP Offer is conditioned upon, among other things, there being validly tendered and not withdrawn, that number of shares of the Company's common stock which would constitute at least a majority of the outstanding shares of the Company's common stock. The Merger Agreement also provides that the IP Offer will be followed by a merger of Sub with and into the Company, in which all of the remaining shares of the Company's common stock would be converted into the right to receive $21.00 per share, net to the seller in cash without interest.

         The IP Offer and the Merger are also conditioned on the expiration of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and similar regulatory schemes as well as other customary conditions.

         In connection with the execution of the Merger Agreement, IP, Sub and the Principal Stockholders entered into the Stockholders Agreement, pursuant to which each Principal Stockholder has agreed, among others, to tender all of his shares of the company into the IP Offer and not to withdraw any shares so tendered and to vote his shares in favor of the Merger.

         For further information, refer to the Company's Schedule 14D-9 filed with the Commission on February 29, 2000.







Item 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         2.1 -- Agreement and Plan of Merger, dated as of February 16, 2000, by and among International Paper Company, International Paper-37, Inc. and Shorewood Packaging Corporation (incorporated by reference to Exhibit 3 to the Registrant's Schedule 14D-9 filed with the Commission on February 29, 2000).

         4.1 -- First Amendment to Rights Agreement, dated as of February 16, 2000, by and between Shorewood Packaging Corporation and The Bank of New York, as Rights Agent (incorporated by reference to Exhibit F to the Registrant's Registration

         Statement on Form 8A/A filed with the Commission on March 6, 2000).

         4.2 -- Amended and Restated By-laws of Shorewood Packaging Corporation (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the Commission on February 17, 2000).

         10.1 -- Stockholders Agreement, dated as of February 16, 2000, by and among International Paper Company, International Paper-37, Inc., Shore Family Partnership, L.P., Marc P. Shore, Paul Shore Estate Marital Trust, Andrew N. Shore, Paul Shore Marital Trust and Howard M. Liebman (incorporated by reference to Exhibit 2 to the Registrant's Schedule 14D-9 filed with the Commission on February 29, 2000).

         10.2 -- Letter Agreement between Marc P. Shore and International Paper Company dated as of February 16, 2000 and Exhibit A Form of Employment Agreement (incorporated by reference to Exhibit 17 to the Registrant's
         Schedule 14D-9 filed with the Commission on February 29, 2000).

         10.3 -- Letter Agreement between Howard M. Liebman and International Paper Company dated as of February 16, 2000 and Exhibit A Form of Employment Agreement (incorporated by reference to Exhibit 18 to the Registrant's Schedule 14D-9 filed with the Commission on February 29,
         2000).

         10.4 -- Shorewood Packaging Corporation Employee Severance Plan. (incorporated by reference to Exhibit 17 to the Registrant's Schedule 14D-9 filed with the Commission on December 16, 1999).

         27.1 -- Financial Data Schedule

         (b) Reports on Form 8-K

         Form 8-K filed on December 2, 1999 related to the approval of certain By-law Amendments.

         Form 8-K filed on December 16, 1999 related to the approval of certain By-law Amendments.

         Form 8-K filed on January 5, 2000 related to the approval of certain By-law Amendments.

         Form 8-K filed on February 17, 2000 related to the approval of certain By-law Amendments.

                                    SIGNATURE

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


                                                        SHOREWOOD PACKAGING
                                                            CORPORATION
                                                            (Registrant)



                                                   by: /s/ Howard M. Liebman
                                                       ----------------------
                                                         Howard M. Liebman
                                                         President and
                                                         Chief Financial Officer

Dated:  March 17, 2000